Form 10-Q
period 2015-05-31
Remove-By-You, Inc.
filed 2015-07-13
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from               to

Commission file number 333-201607

REMOVE-BY-YOU, INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-2548484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 WALNUT HILL ROAD, BETHEL, CT	06801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 648-6478

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
Blair Krueger, Esq. Kenneth Yonika, CPA Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       .  No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes       .  No   X .

The number of shares of the registrant’s common stock outstanding as of July 13, 2015 was 8,000,000 shares.

REMOVE-BY-YOU, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of Remove-By-You, Inc. at May 31, 2015 (unaudited) and August 31, 2014 (audited)	3

	Statements of Operations of Remove-By-You, Inc. for the three months and six months ended May 31, 2015, and for the period November 25, 2014 (Inception) through May 31, 2015 (unaudited)	4

	Statement of Cash Flows of Remove-By-You, Inc. for the six months ended May 31, 2015 and for the period November 25, 2014 (Inception) through May 31, 2015 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		32

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

Remove-By-You, Inc.

(a Development Stage Company)

Balance Sheets

	May 31, 2015	November 30, 2014
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid expenses	1,176	-
Total Current Assets	1,176	-

Deferred offering costs	22,824	-

TOTAL ASSETS	$24,000	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$31,200	$2,400
Loans – related party	349	-
Loans – nonrelated parties	22,204	610
TOTAL LIABILITIES	53,753	3,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	-	-
Deficit accumulated during development stage	(33,753)	(7,010)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(29,753)	(3,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,000	$-

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the six month period ended May 31, 2015	For the period November 25, 2014 (inception) through May 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	26,743	29,253
Amortization expense	-	1,000
Organizational expenses	-	3,500
Loss before provision for income tax	26,743	33,753

Provision for income tax	-	-

Net loss	$(26,743)	$(33,753)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,000,000

For the three month period ended May 31, 2015

Product revenue	$-

Expenses:
Consulting services and other	8,064
Amortization expense	-
Organizational expenses	-
Loss before provision for income tax	8,064

Provision for income tax	-

Net loss	$(8,064)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,000,000

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the six month period ended May 31, 2015	For the period November 25, 2014 (inception) through May 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(26,743)	$(33,753)
Amortization	-	1,000
Shares issued for organizational expense - services	-	3,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(1,176)	(1,176)
Change in deferred offering costs	(22,824)	(22,824)
Change in accounts payable	28,800	31,200
Net Cash (Used in) Operating Activities	(21,943)	(22,553)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan from related party	349	349
Loans from nonrelated parties	21,594	22,204
Net Cash Provided by Financing Activities	21,943	22,553
CHANGE IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset – business plan	$-	$1,000

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Notes to the Financial Statements

May 31, 2015

NOTE 1 – ORGANIZATION

Remove-By-You, Inc. (the Company) was incorporated under the laws of the State of Nevada on November 25, 2014. The Company issued 3,000,000 shares of common stock to its founder at inception in exchange for organizational costs which consisted of services. Following its formation, the Company issued 1,000,000 shares of common stock to our founder, as consideration for the purchase of a business plan along with several product formulas and an assorted selection of micro-needle devices for use in a proprietary tattoo removal business. Our founder paid approximately $1,000 for this developed product formula, along with the micro-needle devices with which he personally developed a unique program and results. The acquisition was valued at $1,000.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities.

The Company’s product formulas and tattoo removal service will use proprietary technology that will enable the user to safely remove his or her tattoo with minimal effort and discomfort. The Company’s product formula along with the micro-needle device program will safely remove the ink and design and allow the body to heal naturally without scarring.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a combined investment of $40,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a November 30th, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. For the period November 25, 2014 (inception) through May 31, 2015 we recognized $1,000 in amortization expense. On November 25, 2014 we purchased a business plan from our founder along with product formula and commercially available micro-needle devices for use with this formula.

h. Recently Issued Accounting Pronouncements

The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $52,577 and a deficit accumulated during the development stage of $33,753 at May 31, 2015. As of May 31, 2015, the Company had not generated revenues and had no committed sources of capital or financing.

While the Company will attempt to generate revenues from services and products when developed, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes implementation of its business plan will provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its business strategy and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate and sufficient financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company issued 3,000,000 shares of its common stock to its incorporator (chief executive officer and president), for organization services. These services and direct costs were valued at $3,000. Following its formation, the Company issued 1,000,000 shares of common stock to its incorporator, as consideration for the purchase of a business plan along with product formulas and commercially available micro-needle devices. Our incorporator, incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and the micro-needle devices. The acquisition of the business plan along with the devices and product formula was valued at $1,000.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors.

At May 31, 2015, there were 4,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of May 31, 2015 the Company received $349 in loan proceeds from our founder, President and CEO. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOANS - NONRELATED PARTIES

As of May 31, 2015 the Company received $22,204 in loan proceeds from two nonrelated parties. Through these two nonrelated parties we secured two interest free loans in order to fund our working capital expenses. The Company does not expect to repay either loan anytime soon. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. As of May 31, 2015, deferred offering costs were $22,824.

On June 30, 2015, deferred offering costs of $23,500 were offset against proceeds received from the common stock offering of $40,000 (see Note 9 – Subsequent Events).

NOTE 8 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forward of $33,753. This amount may be available to reduce future years’ taxable income.

As of May 31, 2015

Deferred tax asset:
Net operating tax carry-forward	$11,814
Other	-
Gross deferred tax asset	11,814
Valuation allowance	(11,814)

Net deferred tax asset	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of May 31, 2015 through the date the financial statements were issued.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a combined investment of $40,000. On June 30, 2015 the Company recognized $23,500 in deferred offering costs netted against offering proceeds of $40,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for these forward looking statements. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Operations

We incorporated on November 25, 2014 and acquired a unique all-natural product formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. Most of our activity through May 5, 2015 involved the implementation of our business plan, acquisition of our all-natural product formula, refinement and development of the DIY program, testing of various suggested use patterns (procedures) utilizing standard home-care micro-needle devices along with the all-natural product formula for tattoo removal, and of course efforts in preparation of the completed Offering.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We have not generated revenues from our operations and are considered a development stage company as that term is defined by Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities.

RBY is in the business of developing a unique DIY program for effective tattoo removal that will be easy to do and ‘removed by you’, the consumer. Every day, thousands of individuals, potential consumers, suffer from skin damage because of painful, risky, expensive laser and/or dermabrasion procedures to remove tattoos. RBY owns the rights to certain intellectual property, the ‘Remove-By-You’ system, which it believes to be a safe and effective process.

RBY intends to improve on the development of its simple ‘Remove-By-You’ tattoo removal solution, providing a user with the ability to: 1) cease worriment and the constant need to cover unwanted tattoos with clothing or camouflage concealer; 2) stop others from staring at embarrassing (and unwanted) tattoos; 3) say goodbye to unwanted names or inked statements “4-ever” from their bodies; and 4) ‘look’ professional without the fear and stigma of “ink” popping out when a collar or sleeve moves. In addition, we believe the ‘Remove-By-You’ system will provide the consumer with an alternative tattoo removal product that does not contain potentially harmful chemicals as its components.

We believe the ‘Remove-By-You’ system (a unique do-it-yourself program), will provide consumers with all-natural product based formula made of essential oils and various natural ingredients that nourish the skin and focus its effect on macrophage. With tattoos, insoluble pigments are buried within the inner layers of the skin; under a microscope these appear as tiny color granules or pigment. These granules are located in the skin cell known as the macrophage. The skin’s macrophage normally removes foreign objects such as bacteria and other unwanted invaders with ease. Granules of color or pigment, the basis for tattoos ‘freezes’ the macrophage cell so it cannot remove foreign objects which normally it would do on its own. As a result, granules of color or pigment remain in the skin and the tattoo becomes permanent. We believe with the use of the all-natural product based formula used in the ‘Remove-By-You’ system, the macrophage is activated and through continuous treatments, gradually starts to fade the granules of color or pigments naturally and effectively. Unwanted tattoos fade over a series of treatments and ink (granules of color or pigment) particles are carried away by the body's lymphatic system.

Our plan to continue as a going concern is to reach a point where we begin generating revenue from our ‘Remove-By-You’ system to meet our financial obligations on a timely basis. In the early stages of operations, we will keep costs to a minimum, we intend to introduce product offerings gradually, beginning sometime late in 2015; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop our product offering could very well be in excess of $150,000. We will need an additional $75,000 to $125,000 to purchase raw materials for inventory, including home-care micro-needle devices, packaging design, increased product testing, introduction of effective, stylish marketing and advertising programs that educate and excite consumers.

Our only source of capital at this time is investment by others in the completed Offering. There are no circumstances under which we will remit remuneration to Mr. Markward for services from the completed Offering. The Company believes that Mr. Markward received sufficient compensation from the initial issuance of common stock of the Company as organizational services. The Company must raise additional capital or debt financing in order to implement its business strategy. Upon becoming a public company, we will contact private equity funds, angel investors and others known to our president and various industry professionals with whom we deal with in order to raise the necessary financing. As stated throughout this report, in order to develop products and services, the Company will need to seek additional capital through debt or equity. The Company believes that if we can secure at least 50% or more of its financing requirements, we should be able to move forward with phase one of our business plan.

Management believes that if we are successful in raising the necessary funds, of which there can be no assurances, we may be able to generate limited revenue within 12 months of receiving those funds. While we hope that we will be successful in these efforts, additional equity financing may not be available to us on acceptable terms, or at all, and thus we could fail to satisfy our future cash requirements.

In order for us to execute our business plan, we must seek additional financing beyond the proceeds from our completed Offering. Our plans to execute the business are limited until we seek sufficient additional financing. The proceeds from the completed Offering are a necessary step in execution, however critical to the following timeline is the necessity to seek and secure additional financing. If and when we obtain the required financing, we should be able to undertake our business plan through the following phases or stages. At some point we will seek to hire employees or fully engage outside consultants to enhance the skills and services of our founder in the execution of the business plan. As mentioned above, these costs could very well be in excess of $150,000 and will be critically needed as payment for certain services and costs projected over the next 18 months as we move forward with our business plan.

Stage 1 (5-6 months in duration; $20,000 est. costs)

•

initial product roll-out combined with local (grass roots) promotional efforts, simple but effective methods of getting product to end users

•

e-commerce site offering static content and “market-ware” to support our advertising, promotion and marketing communications efforts

•

simple feedback mechanisms, typically using email, product surveys to consumers who participate in testing our ‘Remove-By-You’ system

•

market prospecting and outside sales training

Stage 2 (5-6 months in duration; $20,000 est. costs)

•

sophisticated interactive e-commerce applications for real-time content capture and delivery

•

leverage product development from existing and potential:

•

sources – ‘end’ users

•

manufacturing –world class efforts and QC

•

clients, prospects, suppliers, partners

•

a collaborative framework focused on community interest

Stage 3 (5-6 months in duration; $40,000 est. costs)

•

develop transaction-based system to enhance sales and target marketing

•

consumer profiling, using geographic, demographic, psychographic, and behavior data to pinpoint the ‘ideal customer’

•

targeted delivery with prospective retail operations using specialized distributors

•

integrated information and communications environments, combining voice, image, and data to assist with sales and target marketing

•

simple system-to-system exchanges for routine transactions

Stage 4 (5-6 months in duration; $45,000 est. costs)

•

real-time dynamic consumer information exchange building psychodynamic consumer profiles and ‘world class’ product development and acceptance

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, and marketing

We believe that our intended product offering may generate limited revenues through selective placement and grass roots marketing efforts and generate additional financing. Product placement and marketing efforts are conditional upon additional financing as current financial resources are woefully insufficient to pursue these actions.

The above time-line estimates (or stages of development) are predicated upon the Company obtaining the necessary financing either through equity or debt. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will likely not be able to meet or achieve our time-line objectives according to the schedule set forth above. If we complete 75%, 50% or even 25% of our additional financing objectives, we will not be able to pursue any of our time-line goals or action steps due to the fact that we will not be able to hire or obtain the necessary resources to carry out each phase of development, and will have to defer pursing the next stage of business or consider an alternative means to accomplish each stage of development, which will take longer than initially planned. In that case, the Company will be forced to proceed piecemeal using only the services of our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief executive officer on average we believe will devote at least 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plan based upon those scenarios if we are unable to raise the necessary levels of financing.

In the event we are unable to raise additional funds beyond the completed Offering proceeds, we will not be able to pursue our business plan or time-line objectives, and the Company may fail entirely.

It is our plan to seek financing from other equity financings or through debt instruments. These efforts will most likely occur in the next six to twelve months. Management will through relationships continue to work on and refine product formulas as well as pursue other skincare product development that may be necessary and appropriate for use in tattoo removal and general healing necessary for the skin. Completing these tasks will require hiring employees and/or outside consultants. Sophistication as well as precision expertise our founder has, as well as skincare professionals that he personally knows, the Company will strive to make progress in product development and eventually achieve sales of intended products, but currently no timeframe can be ascertained. Most if not all of these actions are predicated on the Company obtaining necessary financing to accomplish these steps. If financing is not available on reasonable terms, then progression steps of the business plan will not occur and may never occur.

We currently have no sources of financing and no commitments for financing. We will seek to obtain the necessary financing by contacting potential funding sources known to the professional and business contacts of our president. There are no assurances that we will obtain sufficient financing or resources to enter into agreements with product manufacturers, developers or sales/marketing firms. We do not have any cash or other resources to commence the use of outside consultants. If we do not receive funding or financing, we believe our business could be maintained with limited operations for at least 12 months because our president has agreed to provide his services without compensation (accrued or otherwise) and rely on short-term loans from friends and family members. However, failure to obtain financing from other sources would impair our ability to implement our plans and likely result in the Company ceasing operations. We do not currently have a formal agreement in place with our president covering this period; however, our president’s plan and business philosophy is to provide substantially all of our administrative and planning work, as well as basic product formulation/production and marketing work, on his own without cash compensation while he seeks other sources of funding. We do not have any plans to accrue compensation for services and our president, who is also management of the Company, agrees with that action while we will seek other sources of financing. We do not have any formal plans or agreements in place to receive short term financing from our president, his friends or family members. To date, this financing has been as needed for working capital purposes.

Business

Our goal is to develop a targeted business based on a series of an all-natural branded skincare product utilizing a regimen of home-care micro-needle device procedures marketed under the “Remove-By-You” brand name. Our goal is to develop, manufacture and market a line of quality products which includes our ‘Remove-By-You’ tattoo removal system and other support products.

We will ultimately use independent marketing professionals to gain introduction to our target market. Our target market will consist of men and women seeking an all-natural based product with the ability and predictability to remove their unwanted tattoo without harm to their skin or body. Nearly 40 million people in the United States sport tattoos and it is believed that half of them will regret getting their tattoos. As a result, laser procedures for tattoo removal have become one of the fastest growing areas of the dermatology industry. Approximately 20 percent of laser procedures performed over the past year were for tattoo removal. We believe we can provide a safe and all-natural alternative to laser procedures as well as caustic chemical processes.

We have not entered into any contract nor approached any industry or marketing consultants or independent contractors to assist us in this target market. We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or resources to enter into agreements with independent contractors, manufacturers, distributors or marketing firms.

Products

We are developing a skincare product targeted at the tattoo wearing public that later regrets their decision to get a tattoo. We hired an independent cosmetics formulator for the express purpose of assisting in the initial development of our unique all-natural product formula which consists of a complex blend of 15 different raw materials, which became the foundation of the DIY Remove-By-You system. These materials contain anti-oxidant properties that are believed by many to help fight free radical damage caused by sunlight, stress and other environmental factors, as well as assisting with the body’s natural healing process. We hired an experienced practicing acupuncturist to assist with designing the specific procedures or rolling patterns that comprises a regimen that employs the use of home-care micro-needle devices in the preparation of the skin and the macrophage. Micro-needling procedures and our all-natural based product formula were selected for its combined efficacy in helping correct existing skin damage, caused by tattoos, as well as age-related signs (such as wrinkles, reduced firmness and poor elasticity of the skin). Our goal is to develop a line of skincare products that use all-natural, renewable ingredients desired by our target market users and incorporation into their skincare regimen.

Our discussions with the independent cosmetics formulator and practicing acupuncture professional have been limited, and we currently do not have a legally-binding or any other formal agreement with either of them. If an agreement is reached with either of them in the future, we believe that they will provide for their services to be billed hourly.

Manufacturing

We do not intend to manufacture our products in our own facilities. Rather, we intend to outsource the manufacture of our products to one or more independent manufacturers that also manufacture skincare products for a number of other skincare businesses. The manufacturer will be expected to test our product formulations and conduct quality control in all aspects of manufacturing. During this testing, we expect to be making further adjustments to our formulations. While we believe that we may be able to contract or engage a manufacturer to perform these functions, we may not be able to do so. As discussed above (in Proposed Products), we will modify our plan of operations in a manner consistent with our at-that-time financial situation.

We currently have no arrangements with any manufacturer.

Marketing and Distribution

We intend to seek arrangements, at least initially, with tattoo parlors or other skincare retailers in the U.S. for the initial sale of our products. We intend to pursue exclusive relationships as a product provider that is all-natural and safe for tattoo removal. These efforts will be undertaken with the assistance of marketing professionals. We currently have no arrangements with any marketing professional; however, we have had discussions with a limited number of distributors of consumer goods and other skincare products. We will need to determine product differentiation, placement terms and pricing, anticipated order quantities, and labeling requirements.

We anticipate that we will have completed our initial manufacturing and packaging of products late in 2015 (i.e. December 2015) or early in 2016, provided that we obtain the necessary financing. There are no assurances that we will be successful in obtaining financing or in completing the development of our products within this timeframe or otherwise.

Industry

Making tattoos disappear is a multi-billion dollar business and growing. As unemployment continues to plague the United States economy and job hunters are required to be competitive, covering-up or removing tattoos is essential. Adding to this, among those already working, many are forced to hide their permanent colorful skin decorations as a way to maintain a professional image. Others who are tattooed are not motivated by professional concerns, but by personal taste. They may have simply fallen out-of-love with their tattoos or out-of-love with the name of the person indelibly inked on their skin (seemingly forever it is not).

Employees who choose to display their tattoos at work and still love them are finding that the rules of the workplace are gradually and regretfully, becoming more strict when it comes to appearance. Businesses are indirectly forcing employees to hide their tattoos with clothing, bandages or even cover-ups. For example, Pier-1 Imports, Bath & Body Works employees can be terminated for exposing tattoos while on the job.

Legal firms, accounting firms, investment banks and even upscale retailers might not want their employees to flaunt their ink; this is even the case when it comes to more untraditional professions such as cheerleading or dance where style and policy has reversed towards a natural skin image. A famous football cheerleading squad required their cheerleaders have an "official cover-up" for their tattoos – for which they used a temporary product called SmartCover™ to help while performing.

Tattoo removal is the focus, the ‘Remove-By-You’ System is our passion to the industry and its needs. Consumer demand requires expertise and is willing to pay for it. Tattoo removal businesses are at the forefront of an exploding industry ranging from laser removal, to chemical (caustic) removal, to alternative methods consisting of various lotions and creams with devices that are meant to accelerate the body’s lymphatic system like the ‘Remove-By-You’ System.

According to an online poll of 2,016 United States citizens conducted in 2012 by the Harris Poll currently one in five adults has at least one tattoo (21%) which is up from the 16% and 14% who reported having a tattoo when this question was asked in 2003 and 2008, respectively. That is 45 million people bearing ink. A more recent poll on behalf of NBC News and the Wall Street Journal found that 20 percent of respondents reported having a tattoo and, in a companion survey, 40 percent said someone in their household had a tattoo, up from 21 percent in 1999. The trend seems to be most prevalent in the Western United States -26% of adults in that region report having at least one-compared to fewer in the Eastern United States (21%), Midwest (21%) and Southern United States (18%). Adults aged 30-39 are most likely to have a tattoo (38%) compared to both those younger (30% of those 25-29 and 22% of those 18-24) and older (27% of those 40-49, 11% of those 50-64 and just 5% of those 65 and older). Women are slightly more likely than men, for the first time since this question was first asked, to have a tattoo (now 23% versus 19%). (Source: The Harris Poll®, Number 22, February 23, 2012)

Among those with a tattoo, most have never regretted getting a tattoo (86%) and three in ten say it makes them feel more sexy (30%). One-quarter say having a tattoo makes them feel rebellious (25%), 21% say both it makes them feel attractive or strong, 16% say it makes them feel spiritual and fewer say it makes them feel more healthy (9%), intelligent (8%) or athletic (5%).

However, among those without tattoos the opinions differ:

•

At least two in five say that people with tattoos are less attractive (45%) or sexy (39%);

•

One-quarter say that people with tattoos are less intelligent (27%), healthy (25%) or spiritual (25%);

•

However, having a tattoo seems to make little difference in non-tattooed people's perceptions regarding strength and athleticism (82% say it makes no difference); yet,

•

Half of those without a tattoo say people with tattoos are more rebellious (50%).

This idea connecting tattoos with rebelliousness is not new, however, it may be waning. In 2008, among all adults (whether or not they had a tattoo) almost three in ten said that people with tattoos are more likely to do something most people consider deviant (29%), while 2% said people with tattoos were less likely to do something deviant and 69% said it made no difference. Today, the number of people who say adults with tattoos are more likely to do something most people consider deviant has dropped to 24%, and the number of people who say it makes no difference has gone up, to 74%.

Looking at some other forms of body art or expression, currently 49% of adults have pierced ears, which is consistent with the 50% who reported having pierced ears in 2008. Although ear piercing is fairly common, other piercings are not: only 7% say they have a piercing elsewhere on their body and 4% report having a facial piercing not on the ear. Only 1% of adults say that they currently have a henna, or non-permanent, tattoo.

Although tattoos may be gaining popularity (or at least frequency) among adults, the majority think that one should be an adult before being able to get a tattoo-84% of adults say that young people should be between 18 and 21 years of age before they are able to get a tattoo without parental permission. 8% think those 16 or 17 should be allowed to get tattoos and 6% say that the age limit should be 22 years or older.

Tattoos have long been a hobby for some, and with the recent proliferation of tattoo-related television shows, it seems interest in them may be broadening. Today 21%, of adults report having a tattoo which is up from previous years. It seems that with the increasing number of adults with tattoos this permanent body art is becoming more accepted - fewer people think it is related to deviant behavior than before - yet among those without tattoos there are still several negative stigmas associated with having tattoos. It will be interesting to see how these trends evolve in the future - if more people continue to get tattoos will the negative connotations decline, or will the percentage of Americans with tattoos begin to stagnate or wane and the stigmas hold? Either way every year millions of adults are added to the rolls of tattooing wearing users.

Table 1 – Who Has Tattoos? (Sample): All Adults

	2003	2008	2012
	%	%	%
All Adults	16	14	21
Region
East	14	12	21
Midwest	14	10	21
South	15	13	18
West	20	20	26
Age
18 - 24	13	9	22
25 - 29	36	32	30
30 - 39	28	25	38
40 - 49	14	12	27
50 - 64	10	8	11
65 +	7	9	5
Sex
Male	16	15	19
Female	15	13	23

Table 2 – Regret Having A Tattoo? (Sample): Currently Have a Tattoo.

	2003	2008	2012
	%	%	%
Yes	17	16	14
No	83	84	86

Indeed, an estimated 1 in 4 of all 18 to 29-year-olds have at least one tattoo. The biggest complaint among tattoo wearers, according to the Food and Drug Administration, is dissatisfaction with their tattoo or their decision to get their tattoo, usually at a turning point in their life. "We've had a big increase across the board in people seeking tattoo removal," says one physician who removes tattoos with laser assisted devices in the Mid-Atlantic region. "…we … see more women than men." Nearly 40 million adults sport tattoos and almost half end up regretting the tattoo according to a national survey (despite the Harris Poll which reports that 86% of respondents with tattoos do not have any regrets). As a result, laser assisted procedures for tattoo removal is becoming one of the fastest growing areas of the dermatology industry. With alternatives (both medical device assisted and non-medical device assisted) to laser assisted procedure removed tattoo services coming in a close second without the myriad of federal and state regulatory compliance and oversight in the use of laser assisted devices in order to remove those unwanted tattoos.

Approximately 20 percent of all laser assisted procedures performed over the past 24 months were specific to tattoo removal, according to a national survey. We believe these statistics are equally representative of the global market. Our focus for the near term is the U.S. market.

Competition

The tattoo removal business has grown quickly from 2007 with revenues expanding at an average annual rate of more than 20% to $65.6 million in annual revenues in 2012. Increased social acceptability of and interest in tattoos has driven the demand, which ultimately increased the pool of potential customers (i.e., tattoo removal consumers) who may regret their initial decision and want their tattoos removed. Further pushing growth has been the post-2007 recession, says industry analyst Justin Molavi, with “heightened unemployment increasing demand from job seekers who wanted to cover up tattoos to improve their job prospects.” At the same time, the recession caused disposable income to decline, which mitigated overall growth because it limited consumers' ability to pay for their tattoo removal.

Innovation has been a key focus in the tattoo removal business, with increasing use of Q-switching laser technology to remove tattoos, which allows less patient evasiveness and scarring. According to Molavi, “This move has not only resulted in higher demand for tattoo removal since consumers generally prefer this method, but also supported demand for tattoos because people now see how relatively easy it is to remove them with this method (in comparison to other methods used by the industry).” Industry players purchased this technology at accelerating rates to meet demand from customers who demanded tattoo removal.

Management believes that the industry will continue to grow over the next five years, albeit at a slower rate. Although demand will still be high, given the ease of removal with laser assisted technology, the boost in demand that resulted from high unemployment will fade as the United States economy gains steam and unemployment declines. The absence of the high growth experienced during the recent past will result in fewer new entrants. Although existing companies, such as MEDermis Laser Clinic, LaserAway and the Dr. Tattoff franchise business, only comprise a small share of the tattoo removal business revenue, they continue to increase market share through geographical expansion. It is believed that most ‘tattoo removal’ business will come from the Southeastern, Western and Mid-Atlantic regions of the United States due to their higher population densities and the presence of major metropolitan areas. While we are not a laser assisted technology tattoo removal business, we consider them our direct competitors, along with the large skincare manufacturers due to our all natural ingredient product formula.

We will compete using contacts to develop opportunities to meet prospective distributors that we will partner with as quickly as our limited resources will permit. These opportunities will come from contacts and referrals that we make through our independent consultants and our president. The ability to take advantage of these opportunities will depend upon our ability to secure sufficient funding for our product development and manufacturing and marketing and advertising professionals. However, we cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

Other

As a corporate policy, we will not incur cash obligations that we cannot satisfy with known resources, of which there are currently none except for legal fees which will become due and payable upon completion of the Offering. We will not incur any significant obligations that need to be satisfied with cash payments in the short-term unless we have a secure funding source to pay the obligations when due. We believe that the perception that many people have of a public company may make it more likely that they will accept restricted securities from a public company as consideration for indebtedness owed to them than they would from a private company. We have not performed any studies of this matter. Management’s belief is based solely on advice and informal consultation with various professionals who are known to us and have public company experience. These discussions have led us to believe that being a public company may afford the business (management and its shareholders) with a higher degree of recognition than would be typically attained as a small private (or non-public) company and may increase its ability and/or options to obtain financing for growth. In addition, by being a public company we believe increases our future opportunities to raise funds or to pay vendors by issuing restricted common stock rather than cash.

However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Recently Issued Accounting Pronouncements

The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Financial Condition and Results of Operations

Results of Operations for Three Month Period ended May 31, 2015

Expenses

Expenses for the three months ended May 31, 2015 were $8,064. The Company expects to incur significant and ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began its operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended May 31, 2015 was $8,064. We recorded no provision for federal or state income taxes in three months. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended May 31, 2015 was $(0.00) per share. Basic and diluted number of shares outstanding is 4,000,000 with no change during the three months ended May 31, 2015.

Results of Operations for the Six month Period ended May 31, 2015

Expenses

Expenses for the six months ended May 31, 2015 were $26,743. Management believes with its recent successful completion of its public offering efforts the Company’s management will once again start to expend more effort on product development. The Company actively manages its consultants and other professionals and keeps a limit on travel/business development expenses. The Company began its operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six months ended May 31, 2015 was $26,743. We recorded no provision for federal or state income taxes. We generated no revenues.

Basic and diluted loss per share

Basic and diluted loss per share for the six month period ended May 31, 2015 was $0.00 per share. Basic and diluted number of shares outstanding is 4,000,000 with no change during the six month periods ended May 31, 2015.

Liquidity

All amounts received from our completed Offering will be used to pay expenses associated with this Offering. RBY intends to pay all costs relating to this Offering which approximates $23,500. Any excess will be used for working capital. These amounts will be paid when due and payable (upon proper submission to management) or otherwise accrued on the books and records of RBY until we are able to pay the amounts in full either from revenues or from loans that may be obtained from related or nonrelated third parties. Our obligations for these expenses, when recorded as liabilities for lengthy periods of time, could preclude us from receiving financial assistance from other sources, or at a minimum, make further financing difficult.

On December 8, 2014, we entered into a legal representation agreement with our legal counsel, Krueger LLP. The agreement provides for a legal fee of up to $20,000, payable in the form of $5,000 upon initiation and the remainder from the Offering proceeds. Of the $20,000 it is estimated that $15,000 represents legal fees directly attributed to the completed Offering and the remainder as other legal representation. Other legal representation may include business, tax, and general contract legal advice.

As of May 31, 2015, we owed approximately $23,000 in connection with organizational costs, product development and other expenses associated with the completed Offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of May 31, 2015.

As of May 31, 2015, we owed approximately $22,000 in connection with interest-free demand loans from nonrelated parties, nominal amount to our founder and chief executive officer and approximately $31,000 in accounts payable. The proceeds of which have primarily been used as payment towards legal fees and PCAOB accounting fees and other fees associated with filing our registration statement, along with the two skincare industry consultants used in the development and improvement of our DIY program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Markward, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1a – Risk Factors

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this quarterly report filed on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Business

RBY has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

RBY is an early stage company and has virtually no financial resources. As of November 30, 2014 and May 31, 2015, we had a negative working capital balance of $3,010 and $52,577, and stockholders’ deficit balances of $3,010 and $33,753, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2014 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

RBY is and will continue to be completely dependent on the services of our founder and president, Kyle Markward, the loss of whose services may cause our business operations to cease. In addition, the lack of industry specific experience by our founder and president may be insufficient for our success.

RBY’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Markward. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We could fail without the services of Mr. Markward or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Markward naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

Our founder, Mr. Markward, despite his experience with his current employment has little to no experience in the skincare industry. Mr. Markward has no prior experience in the public markets, financial reporting or with the registration process (financial markets). In order to compensate for the lack of experience, the Company and Mr. Markward enlisted the aid of two seasoned professional consultants that work in the skincare industry. Both consultants are readily available to the Company as it grows. Mr. Markward has identified his lack of experience in both industry and the financial markets as an area the Company needs to support and enhance in the near-term. There can be no assurance that the Company will be able to overcome the lack of experience by Mr. Markward and achieve its business objectives.

RBY will need to engage and retain qualified employees and consultants. No assurance can be given that we will be able to attract these employees or consultants when needed.

The interruption of services of Kyle Markward would have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained. There can be no assurance that such key personnel would accept compensation other than cash for their services in the future. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the Company’s business.

Because we have recently commenced business operations, we face a high risk of business failure.

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed Offering. Through May 31, 2015, we had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources than us to pay larger fees.

We will require aggressive efforts in our placement of quality advertisement and marketing on a limited budget that reaches the end-user. We do not know when or if we will be able to obtain advertising placement with our projected budget or even if advertising venues will be available for our product, the proposed ‘Remove-By-You’ system. Larger companies have typically had the advantage in securing advertisement and marketing placement and venues due to larger budgets and financial resources, which we may not be able to compete with.

There are also no assurances that we will obtain sufficient financing or resources to enter into agreements with advertising or marketing firms.

We have had no product sales to date, and we can give no assurance that there will ever be any sales in the future.

Our product, the proposed ‘Remove-By-You’ system, is still being developed and tested, and we have not generated any revenues. There is no guarantee that we will ever develop a commercially viable product. To become profitable, we will have to successfully develop, package, manufacture, market and sell a significant number of ‘Remove-By-You’ systems along with its all-natural product formula. There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture at an acceptable cost and with acceptable quality, or that it can be successfully marketed in the future. We currently do not expect to generate revenues until sometime later in 2015.

There is no guarantee that our product will be accepted by consumers.

We have not yet commercially released any of our proposed products, the ‘Remove-By-You’ system and derivations of it thereon. The market acceptance of skincare and cosmetic products (which we consider the ‘Remove-By-You’ system to be) varies significantly and cannot be predicted. Factors that may cause a skincare and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends. Since we have not consumer-test marketed our proposed products, we are not certain if any of our products will appeal to our target consumer market. While we have tested samples of our all-natural product formula and the use of home-care micro-needle devices, the targeted consumer market could be quite different from the end-users that have used our all-natural product formula and home-care micro-needle regimen to date. There can be no assurance that any of our products will gain broad acceptance among consumers. Unless we can achieve a sufficient following of consumers who may purchase our proposed products, we will not operate profitably and may have to cease our operations. No assurance can be given that any of our proposed products will achieve sufficient consumer acceptance.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Any revenues and operating results are likely to vary significantly from quarter-to-quarter because our industry experiences seasonal fluctuations, which reflect seasonal trends for health and beauty products. We expect that our results will vary significantly in the future because of a number of reasons, including:

•

Our ability to establish acceptance and usage of our products,

•

Our ability to contract with competent manufactures and appropriate wholesalers and retailers,

•

Costs related to future growth and capital investment,

•

Results of strategic agreements with companies that may supply and produce our products,

•

Our ability to attract, retain and motivate qualified personnel.

We have not started revenue-producing activities so we have no direct experience with seasonality. We understand that other businesses in the skincare industry have experienced seasonal impacts. Many skin products sell better during the summer months because of the impact on skin from the exposure to sun and others during the winter months because of the dryness associated with winter weather. This may affect us with the proposed products which include our ‘Remove-By-You’ system, which consists of an all-natural product formula and suggested regimen of home-care micro-needling techniques.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock would almost certainly be materially adversely affected.

We will be dependent on independent operators and other operators of retail outlets for the sale of our products.

The success of our planned marketing and distribution program is totally dependent on signing license agreements with owner-operators or distribution agreements with other operators, including those who operate tattoo parlors and other tattoo removal service providers. We do not know the likelihood of entering into agreements with retailers or the timing that it will take to do so. There is also uncertainty about the sales success of retailers, if any, that do agree to sell our products.

Regulatory and legal uncertainties could harm our business.

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations or financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

We will be subject to competition from numerous companies, including a number of skincare companies that have significantly greater financial and other resources.

The skincare products business is highly competitive. As a component of the tattoo removal business, we believe this segment of skincare products is in its early infancy. There are an estimated 15,000 tattoo parlors operating in the United States. Tattooing is the sixth-fastest growing business in retail. According to a prominent dermatology association they estimate that more than 50 percent of tattoo wearers will eventually seek to have their tattoos removed in some fashion. Laser-assisted tattoo removal has become one of the fastest growth areas of the industry. The market for non-laser methods is growing fast too.

The skincare business, which we believe we generally belong to, the Company will compete with hundreds of large and small skincare product businesses. While some of these businesses are global and varied, their products could very well be thought of as direct competition to us, providing healing and general skin-health properties which we believe our unique all-natural product formula provides. Since most competitors have significantly greater financial resources than we do, their ability to spend more on advertising and marketing, product development and testing, and greater flexibility puts us in a significant disadvantage. Competition in the skincare business is based on product pricing, quality, innovation, perceived value, marketing and advertising, new product introduction, name recognition, as well as numerous other factors. It is difficult for us to predict how we will be able to effectively compete with competitors’ in these areas.

We will have to rely on third parties to manufacture our products who may not perform to our standards or timeline.

Our business plan assumes that our products will be manufactured by third-party businesses on a contract basis. No contractual arrangement is currently in place. We will seek to enter into these agreements with third-party manufacturers to manufacture both ingredients for our all-natural product based formula, as well as packaging, shipping containers for our do-it-yourself tattoo removal system. We will be dependent on timeliness and effectiveness of their efforts.

Failure or lack of reliability in the manufacture of any of the components is likely to result in a loss of business. Among other risks:

•

Our products may fail to provide or achieve the expected results;

•

We may experience limited availability of ingredients used in manufacturing;

•

We may experience poor or inadequate manufacturing quality;

•

Our products may have competition from companies attempting to duplicate our formula, or DIY program utilizing standard home-care micro-needle devices; and

•

Our customers, end-users could experience results which are significantly different than our initial test results.

There are no assurances that we will obtain sufficient financing or resources to enter into such agreements with manufacturers. There are no assurances that home-care micro-needle devices, manufactured by others will maintain their level of quality and work as directed, or that it will be necessary to upgrade to surgical-grade micro-needle devices that required additional scrutiny and are subject to additional regulation and oversight.

We have no patent protection and may not be able to protect proprietary rights when needed.

Our ability to compete successfully will depend, in part, on quality and uniqueness of our DIY system and its components. We intend to file for trademark protection on our ‘Remove-By-You’ system. Currently we have no trademark protection, nor patent protection on any of our proposed products or service offerings, proposed formulation of ingredients that we currently use or intend to use in a DIY system. We intend to protect our rights with respect to our formula and operations through contractual obligations with consultants, vendors and others which may be limited. While we have no patent protection on our all-natural product based formula or the processes involving the use of home-care micro-needle devices with our all-natural product based formula, other companies can and will attempt to compete with us by imitating our product offerings. We cannot guarantee the adequacy of the protections we intend to take in the future to protect our proprietary rights, or that competitors will not independently develop or produce products and product offerings that are substantially equivalent or superior to ours when available for sale.

We may be subject to product liability claims.

The development, manufacture and sale of skincare products may expose us to the risk of damage from product liability or other consumer claims. Our proposed DIY program along with the proposed use of (product tested and industry standard) home-care micro-needle devices may be subject to limited product testing. Self-imposed product testing may be done in order to reduce the likelihood of any successful product liability claims against us. However, no assurance can be given that we will not be subject to product liability claims for the future. We intend to obtain and maintain product liability insurance for unknown liabilities when we enter the consumer marketplace assuming that we have sufficient funds available. We intend to use third party manufacturers for our products that maintain appropriate levels of liability insurance. If we are unable to locate or engage manufacturers for our products that maintain appropriate levels of liability insurance, we may be at risk for product liability claims. A successful claim in excess of product liability coverage, when obtained, if any, could have a materially adverse effect on our business, financial condition and results of operations for the future.

There are significant potential conflicts of interest

Our key personnel are required to commit significant time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating their time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we entered into a written agreement with our president, Mr. Markward, specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to his of such business opportunities by management or consultants associated with other entities) would be presented by his solely to us. A copy of this agreement is filed as Exhibit 10.2 to our Registration Statement, of which this report is a part of.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Because we have nominal assets and no revenue, we may be deemed a “shell company” by the Securities and Exchange Commission and subject to more stringent reporting requirements.

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash and limited tangible assets and, therefore, the Commission may deem us as a shell company, despite the Company’s belief that we are not by definition a shell company because we have significant operations.

If we were deemed to be a shell company, the rules would prohibit us from using Form S-8 to register securities pursuant to employee compensation plans. The rules, however, if we were deemed to be a shell company, would not prevent us from registering our securities pursuant to a Form S-1 registration statement. Additionally, the rule regarding current reports on Form 8-K require a shell company to provide enhanced detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken, a shell company must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, shell companies are required to check a box on Form 10-Q and Form 10-K indicating that they are a shell company. To the extent that we are required to comply with additional disclosure because we are deemed a shell company, we may be delayed in executing any merger or acquiring assets due to such enhanced disclosure. The SEC adopted new Rule 144 effective February 15, 2008, which makes the resale of restricted securities by shareholders of a shell company more difficult to accomplish.

We intend to become subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this report is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. We currently estimate the annual maintenance and compliance costs of the periodic reporting requirements to be in the range of up to $75,000 per annum. The incurrence of such costs will obviously be an expense to our operations and thus will have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404. If we cannot provide reliable financial reports or prevent the occurrence of fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

Our internal controls may become inadequate as we grow, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We will rely on the use of outside professionals to assist us in maintaining our internal controls. With growth or unmanageable increases in our business plan objectives, our internal controls may become inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision with regards to an investment in our common stock.

In order to mitigate the risks associated with maintaining internal controls if and when the Company grows, we will engage qualified professionals on an independent contractor basis to assist in reviewing and recording transactions. When and if finances permit, we will hire an experienced financial professional to oversee our reporting and control functions.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining the public company requirements could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs will range up to $75,000 per year and may be higher if our business volume and activity ever increases. Our estimate of costs do not include the necessary compliance, documentation and reporting requirements for Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization if we decide to opt-out of the “emerging growth company” as defined in the JOBS Act to take advantage of the exemptions available to us through the JOBS Act or we have been public for more than five years. If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director who also serves as the Company’s President. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Company sold its shares without an underwriter.

The common shares offered on our behalf by Mr. Markward, our president, were done on a direct primary basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. There were no firm commitments to purchase any of the shares in the completed Offering. The sale of just a small number of shares increases the likelihood of no market ever developing for our shares.

Only a few persons (26) purchased shares in our Offering, investors may lose their entire investment without us being even able to develop a market for our shares.

Since there were a limited number of shares sold and investors (26) in the completed Offering, we may be unable to create a public market of any kind for our shares. Without a public market for our shares, the limited number of shares that we may be able to sell will be highly illiquid or unable to be sold to any other potential investor(s). In such an event, it is highly likely that the entire investment by an investor in our common stock would be lost.

The Offering price of our common stock was determined arbitrarily.

The price of our common stock in the completed Offering was not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the completed Offering price as determined by management. As a result, the price of the common stock may not reflect the value perceived by the market. There can be no assurance that the shares offered are worth the price for which the investors paid, therefore, lose a portion or all of their investment.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (92,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will certainly result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that this dilution may be material.

The completed Offering proceeds are slightly more than its costs, the Company received little economic benefit from the Offering. Beyond this completed Offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

The proceeds of the completed Offering ($40,000) are greater than the costs that were incurred to complete this Offering ($27,500). Approximately 69% of the proceeds will be used as payment for costs associated directly with the completed Offering. Approximately 31%, or $12,500 will be available for operational costs, such as inventory or other production/development costs. Proceeds from this completed Offering will require additional resources or delayed payment of certain costs of this Offering which will inhibit or delay our growth. We will, therefore, receive little financial benefit from the completed Offering.

Beyond the completed Offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products. We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to develop, manufacture and market our products, our business will fail and investors will lose their entire investment.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time that the application will require. We are not permitted to file such application on our own behalf. If the filed application is accepted, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB or the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets), we will then try, through a broker-dealer and its clearing firm to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB and the OTCQB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB or the OTCQB, it is a necessity to process trades on the OTCBB and the OTCQB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of RBY and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB or the OTCQB as maintained by FINRA and OTC Market Groups, respectively. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 16 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors (consisting of one person, our President) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns an aggregate of 50% of our outstanding common stock with the sale of the 4,000,000 shares from the completed Offering. Because of his beneficial stock ownership, our president continues to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of our presently outstanding shares of common stock (4,000,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period of time. A sale under amended Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the 8,000,000 shares of common stock issued and outstanding 4,000,000 are owned by our president which consists of 3,000,000 shares issued for organizational expenses and 1,000,000 shares issued for intangible assets and may be sold commencing one year from the effective date of our Registration Statement on Form S-1 (June 3, 2015).

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles. Some of these corporate governance measures have been metered by the JOBS Act of 2012.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date (June 3, 2015) of our registration statement, we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After effectiveness, we are required to deliver periodic reports to security holders. However, we are not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are "restricted securities" as defined under amended Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted final rules amending Rule 144 which became effective February 15, 2008. Pursuant to amended Rule 144, one year must elapse from the time a shell company, as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company.” Additionally the registrant must file a current report on Form 8-K addressing Item 5.06 with such information and disclosure as required in a Form 10 filing with the SEC, before a “restricted securities” shareholder can resell their holdings in reliance on amended Rule 144. The Form 10 information or disclosure is equivalent to such information and disclosure that an issuer would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities initially issued by a reporting or non-reporting shell company or a company that was at any time previously a shell company, can only be resold in reliance on amended Rule 144 if the following conditions are met:

1)

the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2)

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3)

the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

4)

at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is no longer a shell company.

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is ever designated a shell company our investors in our common stock may be unable to sell their shares under amended Rule 144.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending May 31, 2015

Item 3 – Defaults upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

Remove-By-You, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of Remove-By-You, Inc.

10.2*	Conflict of Interest Agreement
14.1*	Code of Ethics of Remove-By-You, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

* Filed with initial filing on Form S-1, January 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2015

REMOVE-BY-YOU, INC.

        (Registrant)

By: /s/ Kyle Markward

By: Kyle Markward, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer