Form 10-Q
period 2015-08-31
Remove-By-You, Inc.
filed 2015-10-15
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2015

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

Copies of communications to:
Blair Krueger, Esq. Kenneth Yonika, CPA The Krueger Group, LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2015 was 8,000,000 shares.

REMOVE-BY-YOU, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (unaudited)

Balance Sheets of Remove-By-You, Inc. at August 31, 2015 (unaudited) and November 30, 2014 (audited)

3

Statements of Operations of Remove-By-You, Inc. for the three months and nine months ended

August 31, 2015, and for the period November 25, 2014 (inception) through August 31, 2015 (unaudited)

4

Statement of Cash Flows of Remove-By-You, Inc. for the nine months ended August 31, 2015 and for the period November 25, 2014 (inception) through August 31, 2015 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4.

Controls and Procedures

19

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.

Defaults upon Senior Securities

33

Item 4.

(Removed and Reserved)

33

Item 5.

Other Information

33

Item 6.

Exhibits

33

Signatures

33

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

Remove-By-You, Inc.

(a Development Stage Company)

Balance Sheets

	August 31, 2015 (unaudited)	November 30, 2014 (audited)
ASSETS

CURRENT ASSETS:
Cash	$3,419	$-
Prepaid expenses	14,403	-
Total Current Assets	17,822	-

Deferred offering costs	-	-

TOTAL ASSETS	$17,822	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$31,000	$2,400
Loans – related party	349	-
Loans – nonrelated parties	12,429	610
TOTAL LIABILITIES	43,778	3,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 and 4,000,000 shares issued and outstanding at August 31, 2015 and November 30, 2014, respectively	8,000	4,000
Additional paid in capital	12,423	-
Deficit accumulated during development stage	(46,379)	(7,010)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(25,956)	(3,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,822	$-

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the nine month period ended August 31, 2015	For the period November 25, 2014 (inception) through August 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	35,234	41,879
Accounting, audit and compliance fees	3,145	3,145
Administration expense	990	990
Amortization expense	-	1,000
Organizational expenses	-	3,500
Loss before provision for income tax	39,369	46,379

Provision for income tax	-	-
Net loss	$(39,369)	$(46,379)

Basic and diluted loss per share	$(0.01)

Weighted average common shares outstanding - basic and diluted	4,922,701

For the three month period ended August 31, 2015

Product revenue	$-

Expenses:
Consulting services and other	9,425
Accounting, audit and compliance fees	3,145
Administration expense	56
Amortization expense	-
Organizational expenses	-
Loss before provision for income tax	12,626

Provision for income tax	-
Net loss	$(12,626)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding - basic and diluted	6,956,522

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the nine month period ended August 31, 2015	For the period November 25, 2014 (inception) through August 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(39,369)	$(46,379)
Amortization	-	1,000
Shares issued for organizational expense - services	-	3,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(14,403)	(14,403)
Change in deferred offering costs	-	-
Change in accounts payable	28,600	31,000
Net Cash (Used in) Operating Activities	(25,172)	(25,782)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	40,000	40,000
Deferred offering costs paid in cash	(23,577)	(23,577)
Loan proceeds from related party	349	349
Loan repayments to nonrelated parties	(12,500)	(12,500)
Loan proceeds from nonrelated parties	24,319	24,929
Net Cash Provided by Financing Activities	28,591	29,201
CHANGE IN CASH	3,419	3,419
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$3,419	$3,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset – business plan	$-	$1,000

See notes to the financial statements.

Remove-By-You, Inc.

(a Development Stage Company)

Notes to the Financial Statements

August 31, 2015

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

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a combined total investment of $40,000.

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

g. Revenue Recognition

We will recognize revenues in accordance with ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We will recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) shipment of products has occurred or services have been rendered; (iii) the sales price charged is fixed or determinable; and (iv) collection is reasonably assured. Our shipment terms will generally be FOB shipping point as outlined in our invoices or sales order.

h. Advertising

Advertising is expensed in the period in which it is incurred. There has been no advertising expense in the reporting periods presented.

i. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. For the period November 25, 2014 (inception) through August 31, 2015 we recognized $1,000 in amortization expense. On November 25, 2014 we purchased a business plan from our founder along with product formula and commercially available micro-needle devices for use with the product formula in a tattoo removal process.

j. Recently Issued Accounting Pronouncements

The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

k.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the SEC) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company and notes thereto contained in our post-effective Prospectus [Rule 424(b)(3)] filed on June 3, 2015.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $25,956 and a deficit accumulated during the development stage of $46,379 at August 31, 2015. As of August 31, 2015, the Company had not generated revenues and had no committed sources of capital or financing.

While the Company will attempt to generate revenues from services and products when fully developed, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes implementation of its business plan provides the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its business strategy and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate and sufficient financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value).

The Company upon inception (November 25, 2014) issued 3,000,000 shares of its common stock to its incorporator (chief executive officer and president), for organizational services. These services were valued at $3,000. Following its formation, the Company issued 1,000,000 shares of common stock to its incorporator, as consideration for the purchase of a comprehensive business plan along with detailed product formula and commercially available micro-needle devices to be used with that product formula. Our incorporator, incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and micro-needle devices. The acquisition of the business plan, devices and product formula was valued at $1,000.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a combined investment of $40,000.

At August 31, 2015, there were 8,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of August 31, 2015 the Company received $349 in loan proceeds from our founder, President and CEO. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOANS - NONRELATED PARTIES

As of August 31, 2015 the Company owed $12,429 in loan proceeds to one nonrelated party. For the nine months ended August 31, 2015 the Company received approximately $24,319 in proceeds from two nonrelated parties. During the nine months ended August 31, 2015 the Company repaid total principal of $12,500 to two nonrelated parties. Through these nonrelated parties we secured two interest free loans in order to fund working capital expenditures. With the repayment of one of the non-related party loans the Company currently does not expect to repay the other non-related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the common stock offering. Deferred offering costs were offset against net proceeds received from our common stock offering. On June 24, 2015, deferred offering costs of $23,577 were offset against additional paid in capital. Accounts payable include deferred offering costs outstanding of $2,500 due to our legal counsel as of August 31, 2015.

NOTE 8 – INCOME TAXES

As of August 31, 2015, the Company had net operating loss carry forward of $46,379. This amount may be available to reduce future years’ taxable income.

As of August 31, 2015

Deferred tax asset:
Net operating tax carry-forward	$16,233
Other	-
Gross deferred tax asset	16,233
Valuation allowance	(16,233)

Net deferred tax asset	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of August 31, 2015 through the date the financial statements were issued.

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

Operations

We incorporated on November 25, 2014 and acquired a unique all-natural product formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. Most of our activity through October 15, 2015 involved the implementation of our business plan, acquisition of our all-natural product formula, refinement and development of our DIY program, testing of suggested use patterns (procedures) utilizing standard home-care micro-needle devices along with the all-natural product formula for tattoo removal, and of course efforts in preparation of the completed Offering.

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

RBY intends to improve on the development of its simple ‘Remove-By-You’ tattoo removal solution, providing a user with the ability to: 1) cease worriment and the constant need to cover unwanted tattoos with clothing or camouflage concealer; 2) stop others from staring at embarrassing (and unwanted) tattoos; 3) say goodbye to unwanted names or inked statements “4-ever” from their bodies; and 4) ‘look’ professional without the fear and stigma of “ink” popping out when a collar or shirt sleeve moves. In addition, we believe the ‘Remove-By-You’ system will provide the consumer with an alternative tattoo removal product that does not contain potentially harmful chemicals as its components.

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

Our plan to continue as a going concern is to reach a point where we begin generating revenue from our ‘Remove-By-You’ system to meet our financial obligations on a timely basis. In the early stages of operations, we will keep costs to a minimum, we intend to introduce a product offering gradually, beginning sometime early in 2016; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop our product offering could very well be in excess of $150,000. We will need an additional $75,000 to $125,000 to purchase raw materials for inventory, including home-care micro-needle devices, packaging design, increased product testing, introduction of effective, stylish marketing and advertising programs that educate and excite consumers.

Our only source of capital at this time is investment by others in our recently completed Offering. There are no circumstances under which we will remit remuneration to Mr. Markward for services. The Company believes that Mr. Markward has received sufficient compensation from the initial issuance of common stock of the Company as organizational services. The Company must certainly raise additional capital or debt financing in order to implement its business strategy. Upon becoming a publicly traded company (for which we have contacted a sponsoring market maker to file a Form 15c-211 application on our behalf), we will contact private equity funds, angel investors and others known to our president and various industry professionals with whom we deal with in order to raise the necessary financing. As stated throughout this report, in order to develop products and services, the Company will need to seek additional capital through debt or equity. The Company believes that if we can secure at least 50% or more of its financing requirements, we should be able to move forward with various phases of our business plan.

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

We believe that our intended product offering may generate limited revenues through selective product placement and grass roots marketing efforts. Product placement and marketing efforts are conditional upon additional financing as current financial resources are woefully insufficient to pursue these activities.

The above time-line estimates (or stages of development) are predicated upon the Company obtaining the necessary financing either through equity or debt. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will likely not be able to meet or achieve our time-line objectives according to the schedule set forth above. If we complete 75%, 50% or even 25% of our additional financing objectives, we will not be able to pursue any of our time-line goals or action steps due to the fact that we will not be able to hire or obtain the necessary resources to carry out each phase of development, and will have to defer pursing the next stage of business or consider an alternative means to accomplish each stage of development, which will take longer than initially planned. In that case, the Company will be forced to proceed piecemeal using only the services of our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief executive officer on average will devote at least 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plan based upon those scenarios if we are unable to raise the necessary levels of financing.

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

Business

Our goal is to develop a targeted business based on a series of an all-natural branded skincare product utilizing a regimen of home-care micro-needle device procedures marketed under the ‘Remove-By-You’ brand. Our goal is to develop, manufacture and market a line of quality products which includes our Remove-By-You tattoo removal system and other support products.

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

We anticipate that we will have completed our initial manufacturing and packaging of products early in 2016, provided that we obtain the necessary financing. There are no assurances that we will be successful in obtaining financing or in completing the development of our products within this timeframe or otherwise.

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

Tattoo removal is the focus, the Remove-By-You System is our passion to the industry and its needs. Consumer demand requires expertise and is willing to pay for it. Tattoo removal businesses are at the forefront of an exploding industry ranging from laser removal, to chemical (caustic) removal, to alternative methods consisting of various lotions and creams with devices that are meant to accelerate the body’s lymphatic system like the Remove-By-You System.

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

Management believes the industry will continue to grow over the next five years, albeit slower. Although demand will remain high, given the ease of removal with laser assisted technology, the boost in demand that resulted from high unemployment will fade as the United States economy gains steam and unemployment declines. The absence of the high growth experienced during the recent past will result in fewer new entrants. Although existing companies, such as MEDermis Laser Clinic, LaserAway and the Dr. Tattoff franchise business, only comprise a small share of the tattoo removal business revenue, they continue to increase market share through geographical expansion. It is believed that most ‘tattoo removal’ business will come from the Southeastern, Western and Mid-Atlantic regions of the United States due to their higher population densities and the presence of major metropolitan areas. While we are not a laser assisted technology tattoo removal business, we consider them our direct competitors, along with the large skincare manufacturers due to our all natural ingredient product formula.

We will compete using industry contacts to develop opportunities, meet prospective distributors that we will partner with, and quickly as our limited resources permit. These opportunities will come from contacts and referrals that we make through our independent consultants and our president. The ability to take advantage of these opportunities will depend upon our ability to secure sufficient funding for our product development and manufacturing and marketing and advertising professionals. However, we cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

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

Financial Condition and Results of Operations

Results of Operations for Three Month Period ended August 31, 2015

Expenses

Expenses for the three months ended August 31, 2015 were $12,626. We incurred approximately $9,000 for product development costs, which includes both consultants and travel expense on behalf of the Company, $3,000 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and a nominal amount for general and administrative costs. The Company expects to incur significant and increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended August 31, 2015 was $12,626. We recorded no provision for federal or state income taxes in three months. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended August 31, 2015 was $(0.00) per share. Basic and diluted number of shares outstanding is 6,957,000 reflecting a change caused by the issuance of 4,000,000 shares of our common stock during the three months ended August 31, 2015.

Results of Operations for the Nine Month Period ended August 31, 2015

Expenses

Expenses for the nine months ended August 31, 2015 were $39,369. We incurred approximately $35,000 for product development costs, which includes both consultants and travel expense on behalf of the Company, $3,000 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $1,000 for general and administrative costs. The Company expects to incur significant and increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine months ended August 31, 2015 was $39,369. We recorded no provision for federal or state income taxes. We generated no revenues.

Basic and diluted loss per share

Basic and diluted loss per share for the nine month period ended August 31, 2015 was $0.01 per share Basic and diluted number of shares outstanding is 4,923,000 reflecting a change caused by the issuance of 4,000,000 shares of our common stock during the nine months ended August 31, 2015.

Liquidity

We paid all costs relating to this Offering except for $2,500 which is recorded as an accounts payable on our books as of August 31, 2015. Total Offering costs were $23,577. The excess of proceeds over costs of the Offering were used for working capital purposes. Amounts related to our non-Offering costs will be paid when due and payable (as well upon proper submission to management) or otherwise accrued on the books and records of RBY until we are able to pay the amounts in full either from revenues or from loans that may be obtained from related or nonrelated third parties. Our obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from financial assistance from other sources, or at a minimum, make further financing difficult.

On December 8, 2014, we entered into a legal services agreement with our legal counsel, Krueger LLP. This agreement provided for legal fees of up to $20,000, payable $5,000 upon initiation and the remainder from our Offering proceeds. From the Offering proceeds we paid our legal counsel $7,500 of the $10,000 due. Of the $20,000 total legal fees, $15,000 represented legal fees attributable to the completed Offering and it is assumed $5,000 will be billed by our legal counsel when those additional services are performed. This legal representation may include business, tax, and general contract legal advice.

As of August 31, 2015, we owed approximately $44,500 in connection with organizational costs, product development and other expenses associated with the completed Offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of August 31, 2015.

As of August 31, 2015, we owed approximately $12,500 in connection with interest-free demand loans from nonrelated parties, nominal amount to our founder and chief executive officer and approximately $31,000 in accounts payable. The proceeds of which have primarily been used as payment towards legal fees and PCAOB accounting fees and other fees associated with filing our registration statement, along with the two skincare industry consultants used in the development and improvement of our Remove-By-You DIY program.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RBY is an early stage company and has virtually no financial resources. As of August 31, 2015, we had a negative working capital balance of $25,956, and a stockholders’ deficit $46,379. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2014 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed Offering. Through August 31, 2015, we had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

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

Our product, the proposed Remove-By-You system, is still being developed and tested, and we have not generated any revenues. There is no guarantee that we will ever develop a commercially viable product. To become profitable, we will have to successfully develop, package, manufacture, market and sell a significant number of ‘Remove-By-You’ systems along with its all-natural product formula. There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture at an acceptable cost and with acceptable quality, or that it can be successfully marketed in the future. We currently do not expect to generate revenues until sometime early in 2016.

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

We have only one director who also serves as the Company’s chief executive officer and president. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our chairman, which gives him significant control over all corporate issues.

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

Only a few persons purchased shares in our Offering (26), investors may lose their entire investment without us being even able to develop a market for our shares.

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

The completed Offering proceeds were slightly more than its costs, the Company received little economic benefit from the Offering. Beyond this completed Offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

The proceeds of the completed Offering ($40,000) was greater than the costs that were incurred to complete the Offering ($23,500). Approximately 60% of the proceeds was used as payment for costs associated directly with the completed Offering. Approximately 40%, or $16,500 was available for operational costs, such as inventory or other production/development costs. We will require additional financial resources or delay payment of certain costs which may inhibit or delay growth. We therefore received little financial benefit from the completed Offering.

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

None for the period ending August 31, 2015

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

* Filed with our initial filing on Form S-1, January 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2015

REMOVE-BY-YOU, INC.

(Registrant)

By: /s/ Kyle Markward

By: Kyle Markward, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer