Form 10-K
period 2015-11-30
Remove-By-You, Inc.
filed 2016-02-09
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-201607

REMOVE-BY-YOU, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-2548484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 WALNUT HILL ROAD, BETHEL, CT	(203) 648-6478
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
BLAIR KRUEGER, ESQ. KRUEGER LLP 7486 LA JOLLA BOULEVARD LA JOLLA, CALIFORNIA 92037 (858) 405-7385

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes     . No . X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $40,000 as of May 31, 2015.** (last price our common stock was sold at was $0.01 per share on June 24, 2015)

The number of shares of the registrant’s common stock outstanding as of February 8, 2016 was 8,000,000 shares.

Documents incorporated by reference: None

REMOVE-BY-YOU, INC.

TABLE OF CONTENTS

CERTIFICATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “Remove-By-You”, “we”, “us” and “our” are references to Remove-By-You, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

RBY was incorporated under the laws of the State of Nevada on November 25, 2014, at which time it acquired a certain all-natural product based skincare formula to be used with a regimen of procedures using home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program from our president. The Company at this time believes its skincare formula along with the recommended usage of standard home-care use micro-needle devices in an orderly and weekly regimen of procedures can be an acceptable alternative to laser or caustic chemical process, an all-natural tattoo removal product. At February 8, 2016, we had one employee, our founder and president, Kyle Markward. From November 25, 2014 (our date of inception) through February 8, 2016, Mr. Markward devoted a minimum of 5 hours per week to more than 30 hours per week as necessary for business operations and product development. For calendar year 2015, Mr. Markward agreed to commit to at least 15 hours a week but may increase that amount as necessary. As of this date and through calendar year 2015, Mr. Markward will continue to provide services at no cost to the Company. It is believed and expected that Mr. Markward will devote as much time as necessary as we near product launch.

The Company issued 3,000,000 shares of its common stock to Mr. Markward at inception in exchange for organizational services incurred upon incorporation. Following our formation, we issued an additional 1,000,000 shares of our common stock to Mr. Markward, in exchange for a certain all-natural product based formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. (See “Certain Relationships and Related Transactions”, and Note 1 to the Company’s financial statements.).

RBY is a development stage company and has no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

As of November 30, 2014, we had limited assets which consisted of; intangible assets valued at $1,000, net of accumulated amortization of $1,000. In order to fund the development of our DIY tattoo removal business and working capital needs over the next 12 months, we intend to attempt to secure additional funding from the sale of common stock or debt financing either through third-party investors and/or distributors, manufacturers or other service providers involved in the skincare product industry. We have had limited conversations to date with distributors and manufacturers and, while the conversations have been initially positive, there can be no assurance that we will be able to obtain any funds or that such funds will be offered on terms acceptable to us.

We are developing a DIY tattoo removal program which does not include laser assisted techniques or complicated, abrasive and sometimes very caustic methods to remove unwanted tattoos. Our chief executive officer, Mr. Markward, has limited professional and industry experience in developing these types of product and services, with a near-term goal to develop these products and services with the help of independent contractors. After our ‘Remove-By-You’ tattoo removal system been fully developed and readied for the retail market, we will arrange for various parts or pieces of the system to be manufactured for us by third-party commercial manufacturers. We do not intend to manufacture our own products. We will identify, through our executive officer or other professionals in the skincare business, manufacturers that may be willing to engage in the manufacture and packaging of new skincare products through a sole-source manufacturing agreement or through contract manufacturing based on initial limited quantities. We will seek the assistance of consultants to develop packaging for our initial product. We currently anticipate that our DIY program, will be available for the retail market during late 2015 although no assurances can be given that we will achieve or come close to achieving that goal.

Retail market sale of our ‘Remove-By-You’ tattoo removal system will be dependent upon us achieving additional financing as well as completing the development, formulation and manufacture and packaging of product. We believe that this will initially consist of a DIY tattoo removal program that is comprised of our all-natural product formula and a regimen of specifically designed procedures using hand-held home-care micro-needle devices, safe for in- home use. While we continue to have discussions we have not identified any distributors, or industry professionals in the tattoo business that may be able refer us their clientele when our DIY program becomes available; no commitments have been made as of the date of this prospectus.

While we have just started our business operations, discussions have been limited to advice and direction from other industry professionals. Any discussions that we may have cannot be formulated into a firm or even oral agreement for services until we have completed our Offering and pursued other financing sources or alternatives. Our intent is to further our discussions with these independent contractors, manufacturers, and distributors or other industry professionals, beyond just the casual stage of information sharing.

In order to be able to implement the foregoing plan of operations, we anticipate that we will need to secure financing of between $75,000 and $125,000 before the end of the second quarter, calendar year 2016. If we are not successful in raising this financing, we will not be able to proceed with our business plan. Our plan of operations requires us to complete this Offering and establish sources of financing in order to be able to fulfill our capital needs to develop, produce and furnish finished products (DIY tattoo removal program) for commercial markets and ultimately generate sales. Upon successful completion of this Offering, we will pursue along with development of our product line, obtaining a source of financing as well as establishing a public market for our common stock, which may then allow us to seek access to financing from sources that would not be available to us as a private company. This may then allow us to negotiate with strength in pursuing financing or strategic agreements with vendors, manufacturers, and financial institutions. We cannot predict the likelihood or timing of success in this area.

The Company has no current plans to be acquired or to merge with any other entity; nor does the Company or any of its shareholders have any plans to enter into a change of control or similar transaction.

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

We anticipate that we will have completed our initial manufacturing and packaging of products in 2016 (i.e. July/August 2016) or early 2017, provided that we obtain the necessary financing. There are no assurances that we will be successful in obtaining financing or in completing the development of our products within this timeframe or otherwise.

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

Intellectual Property

We have no patents or trademarks or applications pending.

Government Regulation and Industry Standards

We believe our business is not subject to material regulation under the laws of the United States or any states in which we plan to sell our all-natural skincare formula to be used with our ‘Remove-By-You’ system. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Employees

As of February 8, 2016, we had one employee, our founder and president, Mr. Markward. During the period November 25, 2014 (date of inception) through February 8, 2016 (the date of this prospectus), Mr. Markward has devoted a minimum of 5 hours per week to in excess of 30 hours per week as necessary for the business and its development. For the remainder of calendar year 2015, Mr. Markward will commit to providing at least 15 hours a week to us but may increase that number as necessary to continue to develop the business. As of this date and throughout calendar year 2015, Mr. Markward will continue to provide these services at no cost to the Company. We have no plans to compensate Mr. Markward for his efforts. For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and manufacturing needs.

There is no written employment contract or agreement. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.

Property

Our office and mailing address is 128 Walnut Hill Road, Bethel, Connecticut 06801. The space is provided to us for free by Mr. Markward. The space is located in a part of Mr. Markward’s personal residence and the Company believes satisfactory and sufficient for the near-term as we grow our business. Mr. Markward incurs no incremental costs as a result of our using the space. There is no written lease agreement.

Litigation

We are not party to any pending or, to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE PROSPECTUS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

RBY has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

RBY is an early stage company and has virtually no financial resources. As of November 30, 2015, we had a negative working capital balance of $55,684 and a stockholders’ deficit $55,684. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2015 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed Offering. Through November 30, 2015, we have had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

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

Following the effective date of our registration statement, we were required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. We currently estimate the annual maintenance and compliance costs of the periodic reporting requirements to be in the range of up to $75,000 per annum. The incurrence of such costs will obviously be an expense to our operations and thus will have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404. If we cannot provide reliable financial reports or prevent the occurrence of fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB. While the market maker’s application has been accepted by FINRA there can be no assurance as to whether

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we are able to have our shares quoted on the OTCBB and the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets), we recently, through a broker-dealer and its clearing firm, applied to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB and the OTCQB). While we have achieved DTC-eligibility this is not a requirement panacea in order to trade on the OTCBB or the OTCQB. We firmly believe that it is a necessity to process trades on the OTCBB and the OTCQB if we are going to trade with any volume.

In addition to the foregoing, our common stock is unlikely to be followed by market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company’s common stock and operations as well as general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

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

Of the 8,000,000 shares of common stock issued and outstanding 4,000,000 are owned by our president which consists of 3,000,000 shares issued for organizational expenses and 1,000,000 shares issued for intangible assets and may be sold commencing one year from the effective date of our registration statement.

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

As of the effective date (May 26, 2015) of our registration statement, we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After effectiveness, we are required to deliver periodic reports to security holders. However, we are not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

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

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is ever designated a shell company our investors may be unable to sell their shares under amended Rule 144.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 128 Walnut Hill Road, Bethel, Connecticut 06801. The space is provided to us for free by Mr. Markward. The space is located in a part of Mr. Markward’s personal residence and the Company believes satisfactory and sufficient for the near-term as we grow our business. Mr. Markward incurs no incremental costs as a result of our using the space. There is no written lease agreement.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCBB and OTCQB under the symbol “RMOV,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the RMOV symbol on October 23, 2015.

Shareholders of Record

As of February 8, 2016, an aggregate of 8,000,000 shares of our common stock were issued and outstanding and owned by 27 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since November 25, 2014 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-201607) in connection with the sale by us of up to 4,000,000 shares of common stock for $0.01 per share, was declared effective by the SEC on May 26, 2015.  The following information is reported in this annual report on Form 10-K dated for the period ended November 30, 2015:

	Shares	Amount
Aggregate Sold	4,000,000	$40,000
Net Proceeds		$40,000

The net proceeds from our offering were used for general working capital purposes.

No payments for expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any affiliates with the funds raised in the offering, which funds we have not officially accepted or used to date. The offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares. The Company completed its offering during fiscal year ending November 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

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

Financial Condition and Results of Operation

Results of Operations for Fiscal Year Ended November 30, 2015 as compared to the Period November 25, 2014 (inception) through November 30, 2014

Expenses

Expenses for the twelve months ended November 30, 2015 were $69,097 compared to $7,010 for the period November 25, 2014 (inception) through November 30, 2014. For the twelve months ended November 30, 2015 we incurred approximately $43,600 for product development costs, which includes both consultants and travel expense on behalf of the Company, $23,400 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $2,000 for general and administrative costs. This compares to the period November 25, 2014 (inception) through November 30, 2014 of approximately $2,500 for product development costs, no cost for audit/review services, and $1,000 for amortization expense of our intangible assets, and $3,500 for organizational costs. The Company expects to incur significant and increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the twelve months ended November 30, 2015 was $69,097 compared to $7,010 for the period November 25, 2014 (inception) through November 30, 2014. We recorded no provision for federal or state income taxes. We generated no revenues.

Basic and diluted loss per share

Basic and diluted loss per share for the twelve months ended November 30, 2015 was $0.01 per share. Basic and diluted number of shares outstanding is 5,742,466 reflecting a change through the issuance of 4,000,000 shares from our Offering. Basic and diluted loss per share for the period November 25, 2014 (inception) through November 30, 2014 was $0.00 or nil.

Liquidity

We paid all costs relating to the Offering except for $2,500 which is recorded as an accounts payable on our books as of November 30, 2015. Total Offering costs were $23,577. The excess of proceeds over costs of the Offering were used for working capital purposes. Amounts related to our non-Offering costs will be paid when due and payable (as well upon proper submission to management) or otherwise accrued on the books and records of RBY until we are able to pay the amounts in full either from revenues or from loans that may be obtained from related or nonrelated third parties. Our obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from financial assistance from other sources, or at a minimum, make further financing difficult for the Company.

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

As of November 30, 2015, we owed approximately $65,500 in connection with organizational costs, product development and other expenses associated with the completed Offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of November 30, 2015.

As of November 30, 2015, we owed approximately $26,000 in connection with interest-free demand loans from nonrelated parties, nominal amount to our founder and chief executive officer and approximately $40,000 in accounts payable. The proceeds of which have primarily been used as payment towards legal fees and PCAOB accounting fees and other fees associated with filing our registration statement, along with the two skincare industry consultants used in the development and improvement of our Remove-By-You DIY program.

Significant Accounting Policies

The Company’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The preparation of financial statements and related footnotes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•

Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under section 107(b)(3), such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective date for private companies.

Seasonality

We have not noted a significant seasonal impact in our business although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies. The continuation of our business is dependent upon obtaining further financing, a successful program of development, marketing and distribution of product and services, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMOVE-BY-YOU, INC.

NOVEMBER 30, 2015

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Remove-By-You, Inc.

We have audited the accompanying balance sheets of Remove-By-You, Inc. (the Company) as of November 30, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended November 30, 2015 and for the periods from November 25, 2014 (inception) to November 30, 2015 and 2014. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remove-By-You, Inc. as of November 30, 2015 and 2014, and the result of its operations and its cash flows for the year ended November 30, 2015 and for the periods from November 25, 2014 (inception) to November 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

February 8, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Remove-By-You, Inc.

Balance Sheets

	November 30, 2015	November 30, 2014
ASSETS

CURRENT ASSETS:
Cash	$654	$-
Prepaid expenses	9,340	-
Total Current Assets	9,994	-

Deferred offering costs	-	-

TOTAL ASSETS	$9,994	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$39,700	$2,400
Loans – related party	349	-
Loans – nonrelated parties	25,629	610
TOTAL LIABILITIES	65,678	3,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 and 4,000,000 shares issued and outstanding at November 30, 2015 and November 30, 2014, respectively	8,000	4,000
Additional paid in capital	12,423	-
Accumulated deficit	(76,107)	(7,010)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(55,684)	(3,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,994	$-

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Operations

	For the year ended November 30, 2015	For the period November 25, 2014 (inception) through November 30, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	43,575	45,975
Accounting, audit and public company fees	23,443	23,443
Administration expense	2,079	2,189
Amortization expense	-	1,000
Organizational expenses	-	3,500
Loss before provision for income tax	69,097	76,107

Provision for income tax	-	-
Net loss	$(69,097)	$(76,107)

Basic and diluted loss per share	$(0.01)

Weighted average common shares outstanding - basic and diluted	5,742,466

For the period November 25, 2014 (inception) through November 30, 2014

Product revenue	$-

Expenses:
Consulting services and other	2,510
Accounting, audit and compliance fees	-
Administration expense	-
Amortization expense	1,000
Organizational expenses	3,500
Loss before provision for income tax	7,010

Provision for income tax	-
Net loss	$(7,010)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding - basic and diluted	4,000,000

See notes to the financial statements.

Remove-By-You, Inc.

Statement of Stockholders’ Equity (Deficit)

		Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance - November 25, 2014 (inception) Shares issued for organization costs	3,000,000	$ 3,000	$ -	$ -	$ 3,000

Shares issued for intangible asset (business plan) - November 25, 2014	1,000,000	1,000	-	-	1,000

Net loss	-	-	-	(7,010)	(7,010)

Balance - November 30, 2014	4,000,000	4,000	-	(7,010)	(3,010)

Issuance of common stock – registered offering $0.01 per share	4,000,000	4,000	36,000	-	40,000

Deferred offering costs recognized offset to additional paid in capital	-	-	(23,577)	-	(23,577)

Net loss	-	-	-	(69,097)	(69,097)

Balance - November 30, 2015	8,000,000	$ 8,000	$ 2,423	$ (76,107)	$ (55,684)

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Cash Flows

	For the year ended November 30, 2015	For the period November 25, 2014 (inception) through November 30, 2014	For the period November 25, 2014 (inception) through November 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(69,097)	$(7,010)	$(76,107)
Amortization	-	1,000	1,000
Shares issued for organizational expense - services	-	3,000	3,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(9,340)	-	(9,340)
Change in deferred offering costs	-	-	-
Change in accounts payable	37,300	2,400	39,700
Net Cash (Used in) Operating Activities	(41,137)	(610)	(41,747)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	40,000	-	40,000
Deferred offering costs paid in cash	(23,577)	-	(23,577)
Loan proceeds from related party	349	-	349
Loan repayments to nonrelated parties	(12,500)	-	(12,500)
Loan proceeds from nonrelated parties	37,519	610	38,129
Net Cash Provided by Financing Activities	41,791	610	42,401

CHANGE IN CASH	654	-	654
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$654	$-	$654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset – business plan	$-	$1,000	$1,000

See notes to the financial statements.

Remove-By-You, Inc.

Notes to the Financial Statements

November 30, 2015

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

i. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. For the period November 25, 2014 (inception) through November 30, 2015 we recognized $1,000 in amortization expense. On November 25, 2014 we purchased a business plan from our founder along with product formula and commercially available micro-needle devices for use with the product formula in a tattoo removal process.

j. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB extended the effective date of adoption of the standard to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Early adoption of the standard is permitted for all entities for interim and annual periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate for future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $55,684 and an accumulated deficit of $76,107 at November 30, 2015. As of November 30, 2015, the Company had not generated revenues and had no committed sources of capital or financing.

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

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a total investment of $40,000.

At November 30, 2015, there were 8,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of November 30, 2015 the Company received $349 in loan proceeds from our founder, President and CEO. This related party loan was entered into to pay certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOANS - NONRELATED PARTIES

As of November 30, 2015 the Company owed $25,629 in loan proceeds to one nonrelated party. For the twelve months ended November 30, 2015 the Company received approximately $37,519 in proceeds from two nonrelated parties. For the twelve months ended November 30, 2015 the Company repaid total principal of $12,500 to two nonrelated parties. We secured two interest free loans from these two nonrelated parties in order to fund our working capital expenditures. With repayment of one nonrelated party loan the Company does not expect to have the ability to repay the other nonrelated party loan anytime soon. This nonrelated party loan is unsecured and carries no interest rate or repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our common stock offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. On June 24, 2015, deferred offering costs of $23,577 were credited towards additional paid in capital. Accounts payable include deferred offering costs of $2,500 which remains outstanding to our legal counsel at November 30, 2015.

NOTE 8 – INCOME TAXES

As of November 30, 2015, the Company had net operating loss carry forward of $76,107. This amount may be available to reduce future years’ taxable income.

	As of November 30, 2015	As of November 30, 2014

Deferred tax asset:
Net operating tax carry-forward	$26,637	$2,453
Other	-	-
Gross deferred tax asset	26,637	2,453
Valuation allowance	(26,637)	(2,453)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of November 30, 2015 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of November 30, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of November 30, 2015.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Remove-By-You, Inc. as of November 30, 2015.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Kyle Markward	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer	29	November 25, 2014

Kyle Markward – founded the Company in November 2014. Mr. Markward with the assistance of two industry consultants developed an all-natural tattoo removal system that is the basis for Remove-By-You, Inc.’s business. Upon graduating from Western Connecticut State University with a Bachelor’s Degree in Science – Mathematics (2008), Mr. Markward began to see first-hand fellow graduates experiencing difficulty in securing permanent positions in the professional and business world with their ‘exposed’ tattoos. That personal experience propelled Mr. Markward to develop a program using home-care micro-needle devices (in-home use only) and an all-natural based product to remove unwanted tattoos for ink-wearing users. Mr. Markward upon graduation in May 2008 began employment as a Materials Handler (Level 1), ultimately leading to the position that he currently holds as a highly skilled Production Planner. Mr. Markward works at a world-class research and development facility located in Wilton, Connecticut. The facility designs, fabricates and tests complex assemblies for lithography systems. The Wilton R&D facility originated in the 1960’s as Perkin Elmer's lithography division, which was sold in 1990 to Silicon Valley Group. Silicon Valley Group in 2001 was acquired by ASML Holding, NV (ASML). ASML is a publicly traded Dutch company and a significant supplier of photolithography systems for the semiconductor industry. Mr. Markward since 2008, and through his employment with ASML, has consistently increased his management skills and responsibility, proving to be on an accelerated growth path. Mr. Markward has not held any senior positions in a public company nor does Mr. Markward have any accounting, financial reporting or legal education or experience that would be deemed necessary as the business grows in size and strength. Mr. Markward received awards in both Organic Chemistry and Product Planning which are the basis for the Company’s attention to detail and efficiency in developing new products.

Mr. Markward also has little to no experience in the skincare industry. Mr. Markward has no prior experience in the public markets, financial reporting or with the registration process (financial markets).  Mr. Markward has no current or past affiliations with any public registrant whether currently reporting with the Commission or dormant. Mr. Markward through the Company enlisted the aid of two consultants who work within the skincare industry and are readily available to the Company as it grows. Mr. Markward identified his lack of experience in both the skincare industry and financial /public markets as an area the Company needs to enhance in the near-term.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board held no formal meetings in the prior fiscal year. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board, or any committee performing similar functions. Our Board performs the functions of nominating and compensation committees.

Audit Committee

Our Board has not established an audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Remove-By-You, Inc., at the Company’s address listed on the cover of this Report.

Director Nominations

As of November 30, 2015, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Markward currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company, except for what has been reported in our registration statement on Form S-1. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal years ended November 30, 2015 and 2014, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
[1] Kyle Markward	2015	−	−	−	−	−	−	−	−
CEO, CFO and Director	2014	−	−	−	−	−	−	3,000	3,000

There is no formal employment agreement or arrangement with Mr. Markward at this time. Mr. Markward’s compensation (primarily through issuance of common stock for organizational services) has not been fixed or based on any percentage calculation. Mr. Markward makes all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any additional compensation for his services. Mr. Markward’s compensation may be formalized in the future if and when his services are considered full-time in nature, i.e. in excess of 2,080 hours per year and we have the necessary finances in order to pay him.

1

Mr. Markward received 3,000,000 shares of common stock of the Company for organizational services valued at $3,000. The Company does not intend on issuing additional shares to Mr. Markward for further organizational services or for his activities as an officer or director.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended November 30, 2015 and November 30, 2014.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended November 30, 2015 and November 30, 2014.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of November 30, 2015.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended November 30, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation	Total

Kyle Markward	$-	$-	$-	$-	$-	$-	$-

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreement s regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of February 8, 2016, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
Kyle Markward
c/o Remove-By-You Inc.	4,000,000	50%

Notes:

(1)

Based on 8,000,000 shares of common stock issued and outstanding as of February 8, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Transfer Agent for our common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121. Its telephone number is (801) 274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 128 Walnut Hill Road, Bethel, CT 06801. The space is provided to us by Mr. Markward. Mr. Markward incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Of the 4,000,000 shares issued to our founder, Mr. Markward, 3,000,000 were issued upon incorporation in November 2014 in exchange for organizational services incurred. Following its formation, the Company issued 1,000,000 shares of its common stock to Mr. Markward, as consideration for certain proprietary formulas to be used with a regimen of micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Kyle Markward is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended November 30, 2015 and for the period November 25, 2014 (inception) through November 30, 2014 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2015 and 2014 were pre-approved, respectively, in accordance with the policy of the Board.

	November 30, 2015	November 30, 2014
Audit fees (1)	$10,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$-

Notes:

(1)

Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended November 30, 2015 and for the period November 25, 2014 (inception) through November 30, 2014.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws of Remove-By-You, Inc.
10.2*	Conflict of Interest Agreement
23.1#	Consent of PLS CPA, a Professional Corporation
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed with initial filing of the Company’s registration statement on Form S-1, January 20, 2015.

# Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOVE-BY-YOU, INC.
(Registrant)

Date: February 8, 2016	By:	/s/ Kyle Markward
Kyle Markward
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Kyle Markward Kyle Markward	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 8, 2016