Form 10-Q
period 2016-02-29
Remove-By-You, Inc.
filed 2016-04-12
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 29, 2016

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______ to _______

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

The number of shares of the registrant’s common stock outstanding as of April 12, 2016 was 8,000,000 shares.

REMOVE-BY-YOU, INC.

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

Remove-By-You, Inc.

Balance Sheets

	February 29, 2016 (Unaudited)	November 30, 2015
ASSETS

CURRENT ASSETS:
Cash	$205	$654
Prepaid expenses	6,667	9,340
Total Current Assets	6,872	9,994

Deferred offering costs	-	-

TOTAL ASSETS	$6,872	$9,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$82,450	$39,700
Loans – related party	349	349
Loans – nonrelated party	35,111	25,629
TOTAL LIABILITIES	117,910	65,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at February 29, 2016 and November 30, 2015, respectively	8,000	8,000
Additional paid in capital	12,423	12,423
Accumulated deficit	(131,461)	(76,107)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(111,038)	(55,684)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,872	$9,994

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Operations (Unaudited)

	For the three months ended February 29, 2016	For the three months ended February 28, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	45,750	18,375
Accounting, audit and public company fees	7,455	-
Administration expense	2,149	304
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	55,354	18,679

Provision for income tax	-	-
Net loss	$(55,354)	$(18,679)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,000,000	4,000,000

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Cash Flows (Unaudited)

	For the three months ended February 29, 2016	For the three months ended February 28, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(55,354)	$(18,679)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,673	(80)
Change in deferred offering costs	-	(9,920)
Change in accounts payable	42,750	12,600
Net Cash (Used in) Operating Activities	(9,931)	(16,079)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	-	224
Loan repayments to nonrelated party	(500)	-
Loan proceeds from nonrelated parties	9,982	15,855
Net Cash Provided by Financing Activities	9,482	16,079

CHANGE IN CASH	(449)	-
CASH AT BEGINNING OF PERIOD	654	-
CASH AT END OF PERIOD	$205	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible asset – business plan	$-	$-

See notes to the financial statements.

Remove-By-You, Inc.

Notes to the Financial Statements (Unaudited)

February 29, 2016

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

i. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. For the period November 25, 2014 (inception) through November 30, 2014 we recognized $1,000 in amortization expense. On November 25, 2014 we purchased a business plan from our founder along with product formula and commercially available micro-needle devices for use with the product formula in a tattoo removal process.

j. interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the SEC) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company and notes thereto contained in Form 10-K filed February 9, 2016.

k. Recently Issued Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $111,038 and an accumulated deficit of $131,461 at February 29, 2016. As of February 29, 2016, the Company had not generated revenues and had no committed sources of capital or financing.

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

At February 29, 2016, there were 8,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of February 29, 2016 the Company received $349 in loan proceeds from our founder, President and CEO. This related party loan was entered into in order to pay for certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOAN - NONRELATED PARTY

As of February 29, 2016 the Company owed $35,111 in loan proceeds to a nonrelated party. For the three months ended February 29, 2016 the Company received approximately $10,000 in proceeds from this nonrelated party. For the three months ended February 29, 2016 the Company repaid total principal of $500 to the nonrelated party. We secured two interest free loans from two nonrelated parties in order to fund working capital expenditures. With repayment of one nonrelated party loan we do not have the ability to repay the other nonrelated party loan. This nonrelated party loan is unsecured and carries no interest rate or repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our common stock offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. As of June 24, 2015, deferred offering costs of $23,577 were credited towards additional paid in capital. Accounts payable include deferred offering costs of $2,500 owed to our legal counsel as of February 29, 2016.

NOTE 8 – INCOME TAXES

As of February 29, 2016, the Company had net operating loss carry forward of $131,461. This amount may be available to reduce future years’ taxable income.

	As of February 29, 2016	As of November 30, 2015

Deferred tax asset:
Net operating tax carry-forward	$46,011	$26,637
Other	-	-
Gross deferred tax asset	46,011	26,637
Valuation allowance	(46,011)	(26,637)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of February 29, 2016 through the date these financial statements were issued. The Company determined that it has no reportable subsequent events.

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

Operations

We incorporated on November 25, 2014 and acquired a unique all-natural product formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. Most of our activity through April 12, 2016 involved the implementation of our business plan, acquisition of our all-natural product formula, refinement and development of our DIY program, testing of suggested use patterns (procedures) utilizing standard home-care micro-needle devices along with the all-natural product formula for tattoo removal, and of course efforts in preparation of the completed offering.

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

Our plan to continue as a going concern is to reach a point where we begin generating revenue from our ‘Remove-By-You’ system to meet our financial obligations on a timely basis. In the early stages of operations, we will keep costs to a minimum, we intend to introduce a product offering gradually, beginning sometime late in 2016; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop our product offering could very well be in excess of $150,000. We will need an additional $75,000 to $125,000 to purchase raw materials for inventory, including home-care micro-needle devices, packaging design, increased product testing, introduction of effective, stylish marketing and advertising programs that educate and excite consumers.

Our only source of capital at this time is investment by others in our recently completed offering. There are no circumstances under which we will remit remuneration to Mr. Markward for services. The Company believes that Mr. Markward has received sufficient compensation from the initial issuance of common stock of the Company as organizational services. The Company must certainly raise additional capital or debt financing in order to implement its business strategy. Upon becoming publicly traded, we will contact private equity funds, angel investors and others known to our president and various industry professionals with whom we deal with in order to raise the necessary financing. As stated throughout this report, in order to develop products and services, the Company will need to seek additional capital through debt or equity. The Company believes that if we can secure at least 50% or more of its financing requirements, we should be able to move forward with various phases of our business plan.

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

Financial Condition and Results of Operations

Results of Operations for Three Month Period ended February 29, 2016 and February 28, 2015

Expenses

Expenses for the three months ended February 29, 2016 were $55,354. We incurred approximately $45,750 for product development costs, which includes both consultants and travel expense on behalf of the Company, $7,455 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $2,149 for general and administrative costs. Expenses for the three months ended February 28, 2015 were $18,679. We incurred approximately $18,375 for product development costs, which includes both consultants and travel expense on behalf of the Company, none for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $304 for general and administrative costs. The Company expects to incur significant and increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began its operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended February 29, 2016 was $55,354. We recorded no provision for federal or state income taxes in three months. Loss before provision for incomes taxes for the three months ended February 28, 2015 was $18,679. We recorded no provision for federal or state income taxes in three months. We have not generated any revenues from our intended energy intelligence management products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended February 29, 2016 was $(0.01) per share. Basic and diluted number of shares outstanding is 8,000,000 shares of our common stock. Basic and diluted loss per share for the three months ended February 28, 2015 was $(0.01) per share. Basic and diluted number of shares outstanding is 4,000,000 shares of our common stock.

Liquidity

We paid all costs relating to the offering except for $2,500 which is recorded as an accounts payable on our books as of February 29, 2016. Total offering costs were $23,577. The excess of proceeds over costs of the offering were used for working capital purposes. Amounts related to our non-offering costs will be paid when due and payable (as well upon proper submission to management) or otherwise accrued on the books and records of RBY until we are able to pay the amounts in full either from revenues or from loans that may be obtained from related or nonrelated third parties. Our obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from financial assistance from other sources, or at a minimum, make further financing difficult for the Company.

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

As of February 29, 2016, we owed approximately $118,000 in connection with organizational costs, product development and other expenses associated with the completed offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of February 29, 2016.

As of February 29, 2016, we owed approximately $35,000 in connection with interest-free demand loans from nonrelated parties, nominal amount to our founder and chief executive officer and approximately $82,000 in accounts payable. The proceeds of which were primarily used as payment towards legal fees and PCAOB accounting fees and other fees associated with filing our registration statement, along with the two skincare industry consultants used in the development and improvement of our Remove-By-You DIY program.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RBY is an early stage company and has virtually no financial resources. As of February 29, 2016, we had a negative working capital balance of $111,038 and an accumulated deficit of $131,461. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2015 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed offering. Through February 29, 2016, we have had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

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

Our product, the proposed Remove-By-You system, is still being developed and tested, and we have not generated any revenues. There is no guarantee that we will ever develop a commercially viable product. To become profitable, we will have to successfully develop, package, manufacture, market and sell a significant number of ‘Remove-By-You’ systems along with its all-natural product formula. There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture at an acceptable cost and with acceptable quality, or that it can be successfully marketed in the future. We currently do not expect to generate revenues until sometime in 2016.

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

We are subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

Our president beneficially owns an aggregate of 50% of our outstanding common stock with the sale of 4,000,000 shares from the completed offering. Because of his beneficial stock ownership, our president continues to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

None for the period ending February 29, 2016

Item 3 – Defaults upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

Remove-By-You, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of Remove-By-You, Inc.
10.2*	Conflict of Interest Agreement
14.1*	Code of Ethics of Remove-By-You, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed with our initial filing on Form S-1, January 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2016

REMOVE-BY-YOU, INC.

            (Registrant)

By: /s/ Kyle Markward

By: Kyle Markward, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer