Form 10-Q
period 2016-05-31
Remove-By-You, Inc.
filed 2016-07-13
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the quarterly period ended May 31, 2016

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the transition period from                to ___________

Commission file number 333-201607

REMOVE-BY-YOU, INC.

(Exact name of registrant as specified in its charter)

NEVADA	47-2548484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 WALNUT HILL ROAD, BETHEL, CT	06801
(Address of principal executive offices)	(Zip Code)
(203) 648-6478 Registrant’s telephone number, including area code

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

The number of shares of the registrant’s common stock outstanding as of July 13, 2016 was 8,000,000 shares.

REMOVE-BY-YOU, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (unaudited)

Balance Sheets of Remove-By-You, Inc. at May 31, 2016 (unaudited) and

November 30, 2015 (audited)

3

Statements of Operations of Remove-By-You, Inc. for the six and three months ended

May 31, 2016 and May 31, 2015 (unaudited)

4

Statement of Cash Flows of Remove-By-You, Inc. for the six months ended May 31, 2016 and May 31, 2015 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

18

Item 4.

Controls and Procedures

18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.

Defaults upon Senior Securities

30

Item 4.

(Removed and Reserved)

30

Item 5.

Other Information

30

Item 6.

Exhibits

31

Signatures

31

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

Remove-By-You, Inc.

Balance Sheets

	May 31, 2016 (Unaudited)	November 30, 2015
ASSETS

CURRENT ASSETS:
Cash	$575	$654
Prepaid expenses	4,192	9,340
Total Current Assets	4,767	9,994

Deferred offering costs	-	-

TOTAL ASSETS	$4,767	$9,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$82,500	$39,700
Loans – related party	1,750	349
Loans – nonrelated party	51,284	25,629
TOTAL LIABILITIES	135,534	65,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at May 31, 2016 and November 30, 2015, respectively	8,000	8,000
Additional paid in capital	12,423	12,423
Accumulated deficit	(151,190)	(76,107)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(130,767)	(55,684)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,767	$9,994

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Operations (Unaudited)

	For the six months ended May 31, 2016	For the six months ended May 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	56,550	25,450
Accounting, audit and public company fees	12,805	-
Administration expense	5,728	1,293
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	75,083	26,743

Provision for income tax	-	-
Net loss	$(75,083)	$(26,743)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,000,000	4,000,000

	For the three months ended May 31, 2016	For the three months ended May 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	10,800	7,075
Accounting, audit and public company fees	5,350	-
Administration expense	3,579	989
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	19,729	8,064

Provision for income tax	-	-
Net loss	$(19,729)	$(8,064)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,000,000	4,000,000

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Cash Flows (Unaudited)

	For the six months ended May 31, 2016	For the six months ended May 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(75,083)	$(26,743)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	5,148	(1,176)
Change in deferred offering costs	-	(22,824)
Change in accounts payable	42,800	28,800
Net Cash (Used in) Operating Activities	(27,135)	(21,943)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	1,401	349
Loan repayments to nonrelated party	(500)	-
Loan proceeds from nonrelated parties	26,155	21,594
Net Cash Provided by Financing Activities	27,056	21,943
CHANGE IN CASH	(79)	-
CASH AT BEGINNING OF PERIOD	654	-
CASH AT END OF PERIOD	$575	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

Remove-By-You, Inc.

Notes to the Financial Statements (Unaudited)

May 31, 2016

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

The Company, on June 24, 2015, completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 shares of its common stock to 26 investors. The investors paid $0.01 per share for a combined total investment of $40,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a November 30th year-end.

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

i.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment. For the period November 25, 2014 (inception) through November 30, 2014 we recognized $1,000 in amortization expense. On November 25, 2014 we purchased a business plan from our founder along with product formula and commercially available micro-needle devices for use with the product formula in a unique tattoo removal process.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $130,767 and an accumulated deficit of $151,190 at May 31, 2016. As of May 31, 2016, the Company had not generated revenues and had no committed sources of capital or financing.

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

At May 31, 2016, there were 8,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of May 31, 2016 the Company received $1,750 in loan proceeds from our founder, President and CEO. This related party loan was entered into in order to pay for certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOAN - NONRELATED PARTY

As of May 31, 2016 the Company owed $51,284 in loan proceeds to a nonrelated party. For the six months ended May 31, 2016 the Company received approximately $26,000 in proceeds from this nonrelated party. For the six months ended May 31, 2016 the Company repaid a total of $500 to the nonrelated party. We secured two interest free loans from two nonrelated parties in order to fund working capital expenditures. With repayment of one nonrelated party loan we currently do not have the ability to repay the other nonrelated party loan. This nonrelated party loan is unsecured and carries no interest rate or repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our common stock offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. As of June 24, 2015, deferred offering costs of $23,577 were credited against additional paid in capital. Accounts payable include deferred offering costs of $2,500 owed to our legal counsel as of May 31, 2016.

NOTE 8 – INCOME TAXES

As of May 31, 2016, the Company had net operating loss carry forward of $151,190. This amount may be available to reduce future years’ taxable income.

	As of May 31, 2016	As of November 30, 2015

Deferred tax asset:
Net operating tax carry-forward	$52,917	$26,637
Other	-	-
Gross deferred tax asset	52,917	26,637
Valuation allowance	(52,917)	(26,637)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of May 31, 2016 through the date these financial statements were issued. The Company determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis should be read along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Operations

We incorporated on November 25, 2014 and acquired a unique all-natural product formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. Most of our activity through July 13, 2016 involved the implementation of our business plan, acquisition of our all-natural product formula, refinement and development of our DIY program, testing of suggested use patterns (procedures) utilizing standard home-care micro-needle devices along with the all-natural product formula for tattoo removal, and of course efforts in preparation of the completed offering.

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

Remove-By-You, Inc. (the “Company” or “RMOV”) is in the business of developing a unique DIY program for effective tattoo removal that will be easy to do and ‘removed by you’, the consumer. Every day, thousands of individuals, potential consumers, suffer from skin damage because of painful, risky, expensive laser and/or dermabrasion procedures to remove tattoos. RMOV owns the rights to certain intellectual property, the ‘Remove-By-You’ system, which it believes to be a safe and effective process.

RMOV intends to improve on the development of its simple ‘Remove-By-You’ tattoo removal solution, providing a user with the ability to: 1) cease worriment and the constant need to cover unwanted tattoos with clothing or camouflage concealer; 2) stop others from staring at embarrassing (and unwanted) tattoos; 3) say goodbye to unwanted names or inked statements “4-ever” from their bodies; and 4) ‘look’ professional without the fear and stigma of “ink” popping out when a collar or shirt sleeve moves. In addition, we believe the ‘Remove-By-You’ system will provide the consumer with an alternative tattoo removal product that does not contain potentially harmful chemicals as its components.

We believe the ‘Remove-By-You’ system (a unique do-it-yourself program) will provide consumers with all-natural product based formula made of essential oils and various natural ingredients that nourish the skin and focus its effect on macrophage. With tattoos, insoluble pigments are buried within the inner layers of the skin; under a microscope these appear as tiny color granules or pigment. These granules are located in the skin cell known as the macrophage. The skin’s macrophage normally removes foreign objects such as bacteria and other unwanted invaders with ease. Granules of color or pigment, the basis for tattoos ‘freezes’ the macrophage cell so it cannot remove foreign objects which normally it would do on its own. As a result, granules of color or pigment remain in the skin and the tattoo becomes permanent. We believe with the use of the all-natural product based formula used in the ‘Remove-By-You’ system, the macrophage is activated and through continuous treatments, gradually starts to fade the granules of color or pigments naturally and effectively. Unwanted tattoos fade over a series of treatments and ink (granules of color or pigment) particles are carried away by the body’s lymphatic system.

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

Products

We are developing a skincare product targeted at the tattoo wearing public that later regrets the decision to get a tattoo. We hired an independent cosmetics formulator for the express purpose of assisting in the initial development of our unique all-natural product formula which consists of a complex blend of 15 different raw materials, which became the foundation of the DIY Remove-By-You system. These materials contain anti-oxidant properties that are believed by many to help fight free radical damage caused by sunlight, stress and other environmental factors, as well as assisting with the body’s natural healing process. We hired an experienced practicing acupuncturist to assist with designing the specific procedures or rolling patterns that comprises a regimen that employs the use of home-care micro-needle devices in the preparation of the skin and the macrophage. Micro-needling procedures and our all-natural based product formula were selected for its combined efficacy in helping correct existing skin damage, caused by tattoos, as well as age-related signs (such as wrinkles, reduced firmness and poor elasticity of the skin). Our goal is to develop a line of skincare products that use all-natural, renewable ingredients desired by our target market users and incorporation into their skincare regimen.

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

We currently have no arrangements with a manufacturer.

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

Legal firms, accounting firms, investment banks and even upscale retailers might not want their employees to flaunt their ink; this is even the case when it comes to more untraditional professions such as cheerleading or dance where style and policy has reversed towards a natural skin image. A famous football cheerleading squad required their cheerleaders have an “official cover-up” for their tattoos – for which they used a temporary product called SmartCover™ to help while performing.

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

•

However, having a tattoo seems to make little difference in non-tattooed people’s perceptions regarding strength and athleticism (82% say it makes no difference); yet,

•

Half of those without a tattoo say people with tattoos are more rebellious (50%).

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

Indeed, an estimated 1 in 4 of all 18 to 29-year-olds have at least one tattoo. The biggest complaint among tattoo wearers, according to the Food and Drug Administration, is dissatisfaction with their tattoo or their decision to get their tattoo, usually at a turning point in their life. “We’ve had a big increase across the board in people seeking tattoo removal,” says one physician who removes tattoos with laser assisted devices in the Mid-Atlantic region. “…we … see more women than men.” Nearly 40 million adults sport tattoos and almost half end up regretting the tattoo according to a national survey (despite the Harris Poll which reports that 86% of respondents with tattoos do not have any regrets). As a result, laser assisted procedures for tattoo removal is becoming one of the fastest growing areas of the dermatology industry. With alternatives (both medical device assisted and non-medical device assisted) to laser assisted procedure removed tattoo services coming in a close second without the myriad of federal and state regulatory compliance and oversight in the use of laser assisted devices in order to remove those unwanted tattoos.

Approximately 20 percent of all laser-assisted procedures performed over the past 24 months were specific to tattoo removal, according to a national survey. We believe these statistics are equally representative of the global market. Our focus for the near term is the U.S. market.

Competition

The tattoo removal business has grown quickly from 2007 with revenues expanding at an average annual rate of more than 20% to $65.6 million in annual revenues in 2012. Increased social acceptability of and interest in tattoos has driven the demand, which ultimately increased the pool of potential customers (i.e., tattoo removal consumers) who may regret their initial decision and want their tattoos removed. Further pushing growth has been the post-2007 recession, says industry analyst Justin Molavi, with “heightened unemployment increasing demand from job seekers who wanted to cover up tattoos to improve their job prospects.” At the same time, the recession caused disposable income to decline, which mitigated overall growth because it limited consumers’ ability to pay for their tattoo removal.

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

Financial Condition and Results of Operations

Results of Operations for Six Month Period ended May 31, 2016 and May 31, 2015

Expenses

Expenses for the six months ended May 31, 2016 were $75,083. We incurred approximately $56,550 for product development costs, which includes both consultants and travel expense on behalf of the Company, $12,805 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $5,728 for general and administrative costs. Expenses for the six months ended May 31, 2015 were $26,743. We incurred approximately $25,450 for product development costs, which includes both consultants and travel expense on behalf of the Company, none for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $1,293 for general and administrative costs.  The Company expects to incur increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began its operations on November 25, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the six months ended May 31, 2016 was $75,083. We recorded no provision for federal or state income taxes in the six months. Loss before provision for incomes taxes for the six months ended May 31, 2015 was $26,743. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the six months ended May 31, 2016 was $(0.01) per share. Basic and diluted number of shares outstanding was 8,000,000 shares of our common stock. Basic and diluted loss per share for the six months ended May 31, 2015 was $(0.01) per share. Basic and diluted number of shares outstanding was 4,000,000 shares of our common stock.

Results of Operations for Three Month Period ended May 31, 2016 and May 31, 2015

Expenses

Expenses for the three months ended May 31, 2016 were $19,729. We incurred approximately $10,800 for product development costs, which includes both consultants and travel expense on behalf of the Company, $5,350 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $3,579 for general and administrative costs. Expenses for the three months ended May 31, 2015 were $8,064. We incurred approximately $7,075 for product development costs, which includes both consultants and travel expense on behalf of the Company, none for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $989 for general and administrative costs.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended May 31, 2016 was $19,729. We recorded no provision for federal or state income taxes. Loss before provision for incomes taxes for the three months ended May 31, 2015 was $8,064. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended May 31, 2016 was $(0.00) per share. Basic and diluted number of shares outstanding was 8,000,000 shares of our common stock. Basic and diluted loss per share for the three months ended May 31, 2015 was $(0.00) per share. Basic and diluted number of shares outstanding was 4,000,000 shares of our common stock.

Liquidity

We paid all costs relating to our offering except for $2,500 recorded as an accounts payable on our books as of May 31, 2016. Total offering costs was $23,577. Excess proceeds over costs of offering were used for general working capital purposes. Amounts related to non-offering costs will be paid when due and or otherwise accrued on the books and records until we are able to pay the amount in full either from revenues or from loans that may be obtained from related or nonrelated third parties. Obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from assistance from other sources, or at a minimum, make further financing difficult for the Company.

On December 8, 2014, we entered into a legal services agreement with our legal counsel, Krueger LLP. This agreement provided for legal fees of $20,000, payable $5,000 upon starting and the remainder from offering proceeds. Through to date we paid our legal counsel $7,500 of the $10,000 that is currently due. Of the total legal fees, $15,000 represents legal fees attributable to our completed offering and it is assumed that $5,000 will be billed by our legal counsel when additional services are performed. Legal representation may include business, tax, and general contract legal advice.

As of May 31, 2016, we owed approximately $135,500 in connection with organizational costs, product development and other expenses associated with the completed offering. We have not entered into any formal agreements, written or oral, with any vendors or providers for payment of services or expenses. There are no other significant liabilities as of May 31, 2016.

As of May 31, 2016, we owed approximately $51,000 in connection with interest-free demand loans from nonrelated parties, $1,750 to our founder and chief executive officer and approximately $82,500 in accounts payable. The proceeds of which were used as payment towards legal fees and PCAOB accounting fees and other fees associated with filing our registration statement, along with the two skincare industry consultants used in the development and improvement of our Remove-By-You DIY program.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RMOV has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

RMOV is an early stage company and has virtually no financial resources. As of May 31, 2016, we had a negative working capital balance of $130,767 and an accumulated deficit of $151,190. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2015 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

RMOV is and will continue to be completely dependent on the services of our founder and president, Kyle Markward, the loss of whose services may cause our business operations to cease. In addition, the lack of industry specific experience by our founder and president may be insufficient for our success.

RMOV’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Markward. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We could fail without the services of Mr. Markward or an appropriate replacement(s).

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

RMOV will need to engage and retain qualified employees and consultants. No assurance can be given that we will be able to attract these employees or consultants when needed.

The interruption of services of Kyle Markward would have a material adverse effect on the Company’s future operations, potential profits and development, if suitable replacements are not promptly obtained. There can be no assurance that such key personnel would accept compensation other than cash for their services in the future. In addition, the Company’s success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the Company’s business.

Because we have recently commenced business operations, we face a high risk of business failure.

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed offering. Through May 31, 2016, we have had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

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

Our product, the proposed Remove-By-You system, is still being developed and tested, and we have not generated any revenues. There is no guarantee that we will ever develop a commercially viable product. To become profitable, we will have to successfully develop, package, manufacture, market and sell a significant number of ‘Remove-By-You’ systems along with its all-natural product formula. There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture at an acceptable cost and with acceptable quality, or that it can be successfully marketed in the future. We do not expect to generate revenues until sometime late in 2016 or early 2017.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The price of our common stock in the completed offering was not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management’s valuation and, therefore, expresses no opinion as to the fairness of the completed offering price as determined by management. As a result, the price of the common stock may not reflect the value perceived by the market. There can be no assurance that the shares offered are worth the price for which the investors paid, therefore, lose a portion or all of their investment.

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

The proceeds of the offering ($40,000) was greater than costs incurred to complete the offering ($23,500). Approximately 60% of the proceeds was used as payment for costs directly associated with the offering. Approximately 40%, or $16,500 was available for operational costs, such as inventory or other production/development costs. We will require additional financial resources or delay payment of certain costs which may inhibit or delay growth. We therefore received little financial benefit from the offering.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Of the 8,000,000 shares of common stock issued and outstanding 4,000,000 are owned by our president, which consists of 3,000,000 shares issued for organizational expenses and 1,000,000 shares issued for intangible assets and may be sold commencing one year from the effective date of our registration statement.

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

As of the effective date (May 26, 2015) of our registration statement, we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which are immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After our effectiveness, we are required to deliver periodic reports to security holders. However, we are not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are “restricted securities” as defined under amended Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted final rules amending Rule 144 which became effective February 15, 2008. Pursuant to amended Rule 144, one year must elapse from the time a shell company, as defined under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company.” Additionally the registrant must file a current report on Form 8-K addressing Item 5.06 with such information and disclosure as required in a Form 10 filing with the SEC, before a “restricted securities” shareholder can resell their holdings in reliance on amended Rule 144. The Form 10 information or disclosure is equivalent to such information and disclosure that an issuer would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities initially issued by a reporting or non-reporting shell company or a company that was at any time previously a shell company, can only be resold in reliance on amended Rule 144 if the following conditions are met:

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

None for the period ending May 31, 2016

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

Dated: July 13, 2016

REMOVE-BY-YOU, INC.

(Registrant)

By: /s/ Kyle Markward

By: Kyle Markward, President, CEO,

Principal Executive Officer, Treasurer,

Chairman, Principal Financial Officer,

and Principal Accounting Officer