Form 10-Q
period 2016-08-31
Remove-By-You, Inc.
filed 2016-10-11
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of October 11, 2016 was 8,000,000 shares.

REMOVE-BY-YOU, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (unaudited)

Balance Sheets of Remove-By-You, Inc. at August 31, 2016 (unaudited) and November 30, 2015 (audited)

3

Statements of Operations of Remove-By-You, Inc. for the nine and three months ended August 31, 2016 and August 31, 2015 (unaudited)

4

Statement of Cash Flows of Remove-By-You, Inc. for the nine months ended August 31, 2016 and

 August 31, 2015 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4.

Controls and Procedures

19

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults upon Senior Securities

32

Item 4.

(Removed and Reserved)

32

Item 5.

Other Information

32

Item 6.

Exhibits

32

Signatures

32

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

Remove-By-You, Inc.

Balance Sheets

	August 31, 2016 (Unaudited)	November 30, 2015
ASSETS

CURRENT ASSETS:
Cash	$600	$654
Prepaid expenses	1,672	9,340
Total Current Assets	2,272	9,994

Deferred offering costs	-	-

TOTAL ASSETS	$2,272	$9,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$100,512	$39,700
Loans – related party	2,000	349
Loans – nonrelated party	56,197	25,629
TOTAL LIABILITIES	158,709	65,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at August 31, 2016 and November 30, 2015, respectively	8,000	8,000
Additional paid in capital	12,423	12,423
Accumulated deficit	(176,860)	(76,107)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(156,437)	(55,684)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,272	$9,994

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Operations (Unaudited)

	For the nine months ended August 31, 2016	For the nine months ended August 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	74,563	34,875
Accounting, audit and public company fees	18,150	3,145
Administration expense	8,040	1,349
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	100,753	39,369

Provision for income tax	-	-
Net loss	$(100,753)	$(39,369)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	8,000,000	4,922,701

	For the three months ended August 31, 2016	For the three months ended August 31, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	18,013	9,425
Accounting, audit and public company fees	5,345	3,145
Administration expense	2,312	56
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	25,670	12,626

Provision for income tax	-	-
Net loss	$(25,670)	$(12,626)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,000,000	6,956,522

See notes to the financial statements.

Remove-By-You, Inc.

Statements of Cash Flows (Unaudited)

	For the nine months ended August 31, 2016	For the nine months ended August 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(100,753)	$(39,369)
Adjustments to reconcile net loss to cash (used in) operating activities:

Change in prepaid expense	7,668	(14,403)
Change in accounts payable	60,812	28,600
Net Cash (Used in) Operating Activities	(32,273)	(25,172)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	-	40,000
Deferred offering costs paid	-	(23,577)
Loan proceeds from related party	1,651	349
Loan repayments to nonrelated party	(500)	(12,500)
Loan proceeds from nonrelated parties	31,068	24,319
Net Cash Provided by Financing Activities	32,219	28,591
CHANGE IN CASH	(54)	3,419
CASH AT BEGINNING OF PERIOD	654	-
CASH AT END OF PERIOD	$600	$3,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

Remove-By-You, Inc.

Notes to the Financial Statements (Unaudited)

August 31, 2016

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

k. Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for annual reporting periods beginning after December 15, 2016 and related interim periods. Early adoption is permitted. The Company does not believe this standard will have a material effect on its financial position, results of operations, or cash flows.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 “Identifying Performance Obligations and Licensing” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of the various guidance.

The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $156,437 and an accumulated deficit of $176,860 at August 31, 2016. As of August 31, 2016, the Company had not generated revenues and had no committed sources of capital or financing.

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

At August 31, 2016, there were 8,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

As of August 31, 2016 the Company received $2,000 in loan proceeds from our founder, President and CEO. This related party loan was entered into in order to pay for certain working capital expenses. The Company does not expect to repay this related party loan anytime soon. This loan is unsecured and carries no interest rate or a repayment term.

NOTE 6 – LOAN - NONRELATED PARTY

As of August 31, 2016 the Company owed $56,197 in loan proceeds to a nonrelated party. For the nine months ended August 31, 2016 the Company received approximately $31,000 in proceeds from this nonrelated party. For the nine months ended August 31, 2016 the Company repaid a total of $500 to the nonrelated party. We secured two interest free loans from two nonrelated parties in order to fund working capital expenditures. With repayment of one nonrelated party loan we currently do not have the ability to repay the other nonrelated party loan. This nonrelated party loan is unsecured and carries no interest rate or repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our common stock offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. As of June 24, 2015, deferred offering costs of $23,577 were credited against additional paid in capital. Accounts payable include deferred offering costs of $2,500 owed to our legal counsel as of August 31, 2016.

NOTE 8 – INCOME TAXES

As of August 31, 2016, the Company had net operating loss carry forward of $176,860. This amount may be available to reduce future years’ taxable income.

	As of August 31, 2016	As of November 30, 2015

Deferred tax asset:
Net operating tax carry-forward	$61,901	$26,637
Other	-	-
Gross deferred tax asset	61,901	26,637
Valuation allowance	(61,901)	(26,637)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of August 31, 2016 through the date these financial statements were issued. The Company determined there are no reportable subsequent events.

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

Operations

We incorporated on November 25, 2014 and acquired a unique all-natural product formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. Most of our activity through October 11, 2016 involved the implementation of our business plan, acquisition of our all-natural product formula, refinement and development of our DIY program, testing of suggested use patterns (procedures) utilizing standard home-care micro-needle devices along with the all-natural product formula for tattoo removal, and of course efforts in preparation of the completed offering.

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

Our plan to continue as a going concern is to reach a point where we begin generating revenue from our ‘Remove-By-You’ system to meet our financial obligations on a timely basis. In the early stages of operations, we will keep costs to a minimum, we intend to introduce a product offering gradually, beginning sometime early in 2017; however, there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop our product offering could very well be in excess of $150,000. We will need an additional $75,000 to $125,000 to purchase raw materials for inventory, including home-care micro-needle devices, packaging design, increased product testing, introduction of effective, stylish marketing and advertising programs that educate and excite consumers.

Our only source of capital at this time is investment by others in our completed offering. There are no circumstances under which we are required to remit remuneration to Mr. Markward for his services. The Company must certainly raise additional capital or debt financing in order to implement its business strategy. Upon becoming publicly traded, we will contact private equity funds, angel investors and others known to our president and various professionals with whom we deal with in order to secure the necessary financing. As stated throughout this report, in order to develop products and services, the Company will need to seek additional capital through debt or equity. The Company believes that if we can secure at least 50% or more of its financing requirements, we should be able to move forward with various phases of our business plan.

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

j.

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

The above time-line estimates (or stages of development) are predicated upon the Company obtaining the necessary financing either through equity or debt. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will likely not be able to meet or achieve our time-line objectives according to the schedule set forth above. If we complete 75%, 50% or even 25% of our additional financing objectives, we may not be able to pursue any of our time-line goals or action steps due to the fact that we will not be able to hire or obtain the necessary resources to carry out each phase of development, and will have to defer pursing the next stage of business or consider an alternative means to accomplish each stage of development, which will take longer than initially planned. In that case, the Company will be forced to proceed piecemeal using only the services of our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief executive officer on average will devote at least 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion of our business plan based upon those scenarios if we are unable to raise the necessary levels of financing.

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

We will ultimately use independent marketing professionals to gain introduction to our target market. Our target market will consist of men and women seeking an all-natural based product with the ability and predictability to remove their unwanted tattoo without harm to their skin or body. Nearly 40 million people in the United States sport tattoos and it is believed that half of them will regret getting their tattoos. As a result, laser procedures for tattoo removal have become one of the fastest growing areas of the dermatology industry. Approximately 20 percent of laser procedures performed annually were for tattoo removal. We believe we can provide a safe and all-natural alternative to laser procedures as well as caustic chemical processes.

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

Manufacturing

We do not intend to manufacture our products in our own facilities. Rather, we intend to outsource the manufacture of our products to one or more independent manufacturers that also manufacture skincare products for a number of other skincare businesses. The manufacturer will be expected to test our product formulations and conduct quality control in all aspects of manufacturing. During this testing, we expect to be making further adjustments to our formulations. While we believe that we may be able to contract or engage a manufacturer to perform these functions, we may not be able to do so. As discussed above, we will modify our plan of operations in a manner consistent with our at-that-time financial situation.

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

We anticipate that we will have completed our initial manufacturing and packaging of products early in 2017, provided that we obtain the necessary financing. There are no assurances that we will be successful in obtaining financing or in completing the development of our products within this timeframe or otherwise.

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

This idea connecting tattoos with rebelliousness is not new, however, it may be waning. In 2008, among all adults (whether or not they had a tattoo) almost three in ten said that people with tattoos are more likely to do something most consider deviant (29%), while 2% said people with tattoos were less likely to do something deviant and 69% said it made no difference at all. Today, the number of people who say adults with tattoos are more likely to do something people consider deviant has dropped to 24%, and the number of people who say it makes no difference has gone up, to 74%.

Looking at other forms of body art or expression, currently 49% of adults have pierced ears, which is consistent with the 50% who reported having pierced ears in 2008. Although ear piercing is fairly common, other piercings are not: only 7% say they have a piercing elsewhere on their body and 4% report having a facial piercing not on the ear. Only 1% of adults say that they currently have a henna, or non-permanent, tattoo.

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

Indeed, an estimated 1 in 4 of all 18 to 29-year-olds have at least one tattoo. The biggest complaint among tattoo wearers, according to the Food and Drug Administration, is dissatisfaction with their tattoo or their decision to get their tattoo, usually at a turning point in their life. “We've had a big increase across the board in people seeking tattoo removal,” says one physician who removes tattoos with laser assisted devices in the Mid-Atlantic region. “…we … see more women than men.” Nearly 40 million adults sport tattoos and almost half end up regretting the tattoo according to a national survey (despite the Harris Poll which reports that 86% of respondents with tattoos do not have any regrets). As a result, laser assisted procedures for tattoo removal is becoming one of the fastest growing areas of the dermatology industry. With alternatives (both medical device assisted and non-medical device assisted) to laser assisted procedure removed tattoo services coming in a close second without the myriad of federal and state regulatory compliance and oversight in the use of laser assisted devices in order to remove those unwanted tattoos.

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

Financial Condition and Results of Operations

Results of Operations for Nine Month Period ended August 31, 2016 and August 31, 2015

Expenses

Expenses for the nine months ended August 31, 2016 were $100,753. We incurred approximately $74,563 for product development costs, $18,150 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $8,040 for general and administrative costs. Expenses for the nine months ended August 31, 2015 were $39,369. We incurred approximately $34,875 for product development costs, $3,145 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $1,349 for general and administrative costs.  The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations in November 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine months ended August 31, 2016 was $100,753. We recorded no provision for federal or state income taxes in the nine months. Loss before provision for incomes taxes for the nine months ended August 31, 2015 was $39,369. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the nine months ended August 31, 2016 was $(0.01) per share. Basic and diluted number of shares outstanding was 8,000,000 shares of our common stock. Basic and diluted loss per share for the nine months ended August 31, 2015 was $(0.01) per share. Basic and diluted number of shares outstanding was 4,922,701 shares of our common stock.

Results of Operations for Three Month Period ended August 31, 2016 and August 31, 2015

Expenses

Expenses for the three months ended August 31, 2016 were $25,670. We incurred approximately $18,013 for product development costs, $5,345 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $2,312 for general and administrative costs. Expenses for the three months ended August 31, 2015 were $12,626. We incurred approximately $9,425 for product development costs, $3,145 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $56 for general and administrative costs.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three months ended August 31, 2016 was $25,670. We recorded no provision for federal or state income taxes. Loss before provision for incomes taxes for the three months ended August 31, 2015 was $12,626. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended August 31, 2016 was $(0.00) per share. Basic and diluted number of shares outstanding was 8,000,000 shares of our common stock. Basic and diluted loss per share for the three months ended August 31, 2015 was $(0.00) per share. Basic and diluted number of shares outstanding was 6,956,522 shares of our common stock.

Liquidity

We have paid all costs relating to our offering except for $2,500 owed to our legal counsel as of August 31, 2016. Total offering costs were $23,577. Excess proceeds were used for general working capital purposes. Amounts related to non-offering costs will generally be paid when due and or otherwise accrued on the books and records or until we are able to pay the amounts in full either from revenues or from loans from related or nonrelated third parties. Obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from assistance from other sources, or at a minimum, make further financing difficult for the Company.

On December 8, 2014, we entered into a legal services agreement with our legal counsel, Krueger LLP. This agreement provided for legal fees of $20,000, payable $5,000 upon starting and the remainder from offering proceeds. We have paid our legal counsel $7,500 of the remaining amount that is due. Legal representation may include business, tax, and general contract legal advice.

As of August 31, 2016, we owed approximately $159,000 in connection with organizational costs, product development and other expenses associated with our business operations. We have no formal agreements, written or oral, with any vendors or providers for specific performance of payment for services or expenses rendered. There are no other significant liabilities as of August 31, 2016. We continued to receive deferred payment on most of our expenses and will continue to seek deferred payment from our vendors and other service providers.

As of August 31, 2016, we owed approximately $56,000 in connection with an interest-free demand loan from a nonrelated party, approximately $2,000 to our founder and chief executive officer and $100,500 in accounts payable to various vendors. The proceeds of which were primarily used as payment towards legal fees, PCAOB accounting fees, and other fees associated with our offering and skincare consultants that we have engaged to help us in our development and improvement of our products and services and readying them for market.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RMOV is an early stage company and has virtually no financial resources. As of August 31, 2016, we had a negative working capital balance of $156,437 and an accumulated deficit of $176,860. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended November 30, 2015 that the Company’s losses from operations raise substantial doubt about our ability to continue as a going concern. No assurances can be given that we will be able to generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Our founder, Mr. Markward, despite his business experience has limited experience in the skincare industry. Mr. Markward has no prior experience in the public markets, financial reporting or with the registration process (financial markets). In order to compensate for the lack of experience, the Company and Mr. Markward enlisted the aid of three seasoned professional consultants that work in the skincare industry. These consultants are readily available to the Company. Mr. Markward has identified his lack of experience in both industry and the financial markets as an area the Company needs to support and enhance in the near-term. There can be no assurance that the Company will be able to overcome the lack of experience by Mr. Markward and achieve its business objectives.

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

We were formed in November 2014. Most of our efforts to date have been related to developing our business plan, creating and modifying an all-natural product formula to be used in connection with a home-care micro-needle device regimen to remove unwanted tattoos through a DIY or “do-it-yourself” program, commencing business activities and the pursuit of the completed offering. Through August 31, 2016, we have had no operating revenues to speak of and very limited distribution of samples to potential consumers or end-users of our product. We face a high risk of business failure.

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

Our product, the proposed Remove-By-You system, is still being developed and tested, and we have not generated any revenues. There is no guarantee that we will ever develop a commercially viable product. To become profitable, we will have to successfully develop, package, manufacture, market and sell a significant number of ‘Remove-By-You’ systems along with its all-natural product formula. There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture at an acceptable cost and with acceptable quality, or that it can be successfully marketed in the future. We do not expect to generate revenues until sometime in 2017.

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

The common shares offered were done on a direct primary basis. No broker-dealer was retained as an underwriter and no broker-dealer was under any obligation to purchase any common shares. There were no firm commitments to purchase any of the shares in the completed offering. The sale of a small number of shares increases the likelihood of no market ever developing.

Only a few persons purchased shares in our offering (26), investors may lose their entire investment without us being even able to develop a market for our shares.

Since there was a limited number of shares sold and investors (26) in our offering, we may lost likely will be unable to create a public market of any kind for our shares. Without a public market for our shares, the limited number of shares that we may be able to sell will be highly illiquid or unable to be sold to any other potential investor(s). In such an event, it is highly likely that the entire investment by an investor in our common stock would be lost.

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

Our completed offering proceeds were slightly more than its costs, the Company received little economic benefit from the offering. Beyond our offering, we may not be able to raise sufficient financing or resources to develop, manufacture and market our products.

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

While we are able to have our shares quoted on the OTCBB and the OTCQB (the share price quotation service owned by OTC Markets, Inc., the former Pink Sheets), we recently, through a broker-dealer and its clearing firm, were approved with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. It is commonly believed if an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB and the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB and the OTCQB). While we have DTC-eligibility this is not a requirement panacea in order to trade on the OTCBB or the OTCQB. We firmly believe that it is a necessity to process trades on the OTCBB and the OTCQB if we are going to trade with any volume.

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

Our board of directors (consisting of one person) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

Our president beneficially owns an aggregate of 50% of our outstanding common stock. Because of his stock ownership, our president continues to be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Of the 8,000,000 shares of common stock issued and outstanding 4,000,000 are owned by our president which consists of 3,000,000 shares issued for organizational expenses and 1,000,000 shares issued for intangible assets and may be sold commencing one year from our registration statements effectiveness.

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

None for the period ending August 31, 2016

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

Dated: October 11, 2016

REMOVE-BY-YOU, INC.

(Registrant)

By: /s/ Kyle Markward

By: Kyle Markward, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer