Form 10-K
period 2016-11-30
GAIN CITIES LTD
filed 2017-05-05
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-201607

GAIN CITIES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	47-2548484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5575 La Jolla Boulevard La Jolla, CA 92037	(203) 648-6478
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of May 31, 2016 (last business day of the registrant’s most recently competed second fiscal quarter) cannot be calculated as there has been no trading in the Company’s stock at that time.

The number of shares of the registrant’s common stock outstanding as of April 30, 2017 was 8,000,000 (80,000 post reverse stock split) shares.

Documents incorporated by reference: None

GAIN CITIES LIMITED

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

Except as otherwise indicated by the context, references in this report to “Company”, “Gain Cities”, “we”, “us” and “our” are references to Gain Cities Limited. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 25, 2014, at which time it acquired a certain all-natural product based skincare formula to be used with a regimen of procedures using home-care micro-needle devices to remove unwanted tattoos through a do-it-yourself program from Kyle Markward, our former president. The Company at this time believes its skincare formula along with the recommended usage of standard home-care use micro-needle devices in an orderly and weekly regimen of procedures can be an acceptable alternative to laser or caustic chemical process, an all-natural tattoo removal product. Mr. Markward resigned from his positions as an officer and director of the Company in connection with the change in control described below. Mr. Markward’s resignation was not due to any disagreements of any nature with the Company.

The Company issued 3,000,000 (30,000 post reverse stock split effective February 27, 2017, see Note 1 to the Company’s financial statements) shares of its common stock to Mr. Markward at inception in exchange for organizational services incurred upon incorporation. Following our formation, we issued an additional 1,000,000 (10,000 post reverse stock split) shares of our common stock to Mr. Markward, in exchange for a certain all-natural product based formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. (See Note 1 to the Company’s financial statements.).

On October 13, 2016, a change in control of the Company occurred by virtue of the Company's largest shareholder, Kyle Markward, selling 4,000,000 (40,000 post reverse stock split) shares of the Company’s common stock to James Oliver, an individual residing in Florida, which represents 50% of the Company’s total issued and outstanding shares of common stock. Such 4,000,000 (40,000 post reverse stock split) shares sold represent all of the shares of the Company’s common stock owned by Mr. Markward.

Effective October 13, 2016, the Board of Directors (the “Board”) of the Company appointed Mr. James Oliver as President, Secretary and as a member of the Company’s Board. On the same day the Board elected Mr. Benjamin Teare as the Company’s Chief Operations Officer.

With the change in control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer, Mr. Markward. Total liabilities approximated $165,000 which included legal fees owed to our legal counsel of $2,500. On October 18, 2016, the Company, reported on a Form 8-K that it had filed Articles of Merger with the Nevada Secretary of State, whereby it entered into a statutory merger with its wholly-owned subsidiary, with the effect being that the Company changed its name to from “Remove-By-You, Inc.” to “Gain Cities Limited” (the “Name Change”).

The Company is a development stage company and has no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Business

In connection with the change in control, the Company has decided to enter into the business of sports betting arbitrage and expects to sell analytics used by customers in placing legal bets on sporting events.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company operates out of a virtual office, with a mailing address of 950 NW 53rd St., Suite 337, Miami, Florida. The Company’s officers work from their respective virtual offices, which may be where they are housed at the time.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “GCTY,” there is no established public market for shares of our common stock, and only one trade of our common stock has taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the GCTY symbol on November 23, 2016.

On October 19, 2016, 500 (5 post reverse stock split) shares of our common stock sold for a price of $4.50 per share ($450 post reverse stock split).

Shareholders of Record

As of April 30, 2017, an aggregate of 8,000,000 (80,000 post reverse stock split) shares of our common stock were issued and outstanding and owned by 8 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing in our filings with the Securities and Exchange Commission. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this prospectus.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 5, 2017 in connection with the audit of our financial statements as of November 30, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of November 30, 2016 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will seek to obtain the necessary financing by contacting potential funding sources known to the professional and business contacts of our president. There are no assurances that we will obtain sufficient financing or resources to enter into agreements with product manufacturers, developers or sales/marketing firms. We do not have any cash or other resources to commence the use of outside consultants. Failure to obtain financing would impair our ability to implement our plans and likely result in the Company ceasing operations.

Financial Condition and Results of Operation

Results of Operations for Fiscal Year ended November 30, 2016 and November 30, 2015

Expenses

Expenses for the twelve months ended November 30, 2016 were $119,979. We incurred approximately $84,063 for product development costs, which includes both consultants and travel expense on behalf of the Company, $27,134 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $8,782 for general and administrative costs. Expenses for the twelve months ended November 30, 2015 were $69,097. We incurred approximately $43,575 for product development costs, which includes both consultants and travel expense on behalf of the Company, $23,443 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $2,079 for general and administrative costs. The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations in November 2014.

Gain (Loss) before provision for income taxes

Gain before provision for incomes taxes for the twelve months ended November 30, 2016 was $45,631. The Company recognized other income of $165,610 through debt forgiveness. In connection with the Change in Control transaction (see Financial Statement Footnote 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016. The Company recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from unrelated parties of $75,410. No consideration was paid for the debt forgiveness received by the Company. These are one time transactions that the Company incurred or received and we do not expect to incur or receive these types of transactions in the future. We recorded no provision for federal or state income taxes in the twelve months. Loss before provision for incomes taxes for the twelve months ended November 30, 2015 was $69,097. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted gain (loss) per share for the twelve months ended November 30, 2016 was $0.57 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share for the twelve months ended November 30, 2015 was $(1.20) per share. Basic and diluted number of shares outstanding was 57,427 shares of our common stock.

Liquidity

We have paid all costs relating to our offering as of November 30, 2016. Total offering costs were $23,577. Excess proceeds were used for general working capital purposes. Amounts related to non-offering costs will generally be paid when due and or otherwise accrued on the books and records or until we are able to pay the amounts in full either from revenues or from loans from related or nonrelated third parties. Obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from assistance from other sources, or at a minimum, make further financing difficult for the Company.

On December 8, 2014, we entered into a legal services agreement with our former legal counsel, Krueger LLP. This agreement provided for legal fees of $20,000, payable $5,000 upon starting and the remainder from offering proceeds. We paid our former legal counsel the remaining amount that is due. Legal representation may include business, tax, and general contract legal advice.

Loan Related Party - The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale and the resulting forgiveness of that debt; the Company recognized an increase in additional paid in capital of $4,500. This transaction occurred on or about October 13, 2016. Loan Non-Related Party - The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized debt forgiveness of $75,410 from the unrelated party. This transaction occurred on or about October 13, 2016. Accounts Payable - In connection with the Change in Control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016. The Company recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from unrelated parties of $75,410. No consideration was paid for the debt forgiveness received by the Company.

As of November 30, 2016, we owed approximately $15,000 in connection with organizational costs, product development and other expenses associated with our business operations. We have no formal agreements, written or oral, with any vendors or providers for specific performance of payment for services or expenses rendered. There are no other significant liabilities as of November 30, 2016. We continued to seek deferred payment on most of our expenses and will continue to seek deferred payment from our vendors and other service providers.

As of November 30, 2016, we owed approximately $0 in connection with an interest-free demand loan from a nonrelated party, approximately $0 to our founder and former chief executive officer and $15,663 in accounts payable to various vendors. The proceeds of which were primarily used as payment towards legal fees, PCAOB accounting fees, and other fees associated with our offering and skincare consultants that we have engaged to help us in our development and improvement of our products and services and readying them for market.

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

GAIN CITIES LIMITED

NOVEMBER 30, 2016

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gain Cities Limited (formerly known as Remove-By-You, Inc.)

We have audited the accompanying balance sheets of Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gain Cities Limited (formerly known as Remove-By-You, Inc.) as of November 30, 2016 and 2015, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

May 5, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

BALANCE SHEETS

	November 30, 2016	November 30, 2015
ASSETS

CURRENT ASSETS:
Cash	$110	$654
Prepaid expenses	10,000	9,340
Total Current Assets	10,110	9,994

Deferred offering costs	-	-

TOTAL ASSETS	$10,110	$9,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$15,663	$39,700
Loans – related party	-	349
Loans – nonrelated party	-	25,629
TOTAL LIABILITIES	15,663	65,678

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000 shares issued and outstanding at November 30, 2016 and November 30, 2015, respectively	80	80
Additional paid in capital	24,843	20,343
Accumulated deficit	(30,476)	(76,107)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,553)	(55,684)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,110	$9,994

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF OPERATIONS

	For the year ended November 30, 2016	For the year ended November 30, 2015

Product revenue	$-	$-

Expenses:
Consulting services and other	84,063	43,575
Accounting, audit and public company fees	27,134	23,443
Administration expense	8,782	2,079
	119,979	69,097

Other Income and Expense:
Debt forgiveness	165,610	-
Other income and expense	-	-
	165,610	-

Gain or (loss) before income tax	45,631	(69,097)
Provision for income tax	-	-
Net income (loss)	$45,631	$(69,097)

Basic and diluted gain (loss) per share	$0.57	$(1.20)

Weighted average common shares outstanding - basic and diluted	80,000	57,427

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Accumulated Deficit	Total
Balance - November 30, 2014 (inception) Shares issued for organization costs	40,000	$40	$3,960	$(7,010)	$(3,010)

Issuance of common stock – registered offering $0.01 per share	40,000	40	39,960		40,000

Deferred offering costs recognized offset to additional paid in capital			(23,577)		(23,577)

Net loss				(69,097)	(69,097)

Balance - November 30, 2015	80,000	80	20,343	(76,107)	(55,684)

Debt forgiveness – related party shareholder	-	-	4,500	-	4,500

Net income				45,631	45,631

Balance - November 30, 2016	80,000	$80	$24,843	$(30,476)	$(5,553)

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF CASH FLOWS

	For the year ended November 30, 2016	For the year ended November 30, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$45,632	$(69,097)
Adjustments to reconcile net income/(loss) to cash (used in) operating activities:

Debt forgiveness	(165,610)	-
Change in prepaid expense	(660)	(9,340)
Change in accounts payable	66,163	37,300
Net Cash (Used in) Operating Activities	(54,475)	(41,137)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	-	40,000
Deferred offering costs paid	-	(23,577)
Loan proceeds from related party	4,151	349
Loan repayments to nonrelated party	(600)	(12,500)
Loan proceeds from nonrelated parties	50,380	37,519
Net Cash Provided by Financing Activities	53,931	41,791
CHANGE IN CASH	(544)	654
CASH AT BEGINNING OF PERIOD	654	-
CASH AT END OF PERIOD	$110	$654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$4,500	$-

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 1 – ORGANIZATION

Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on November 25, 2014. The Company issued 3,000,000 (30,000 post reverse stock split effective February 27, 2017, see Note 10 – Subsequent Events) shares of common stock to its founder at inception in exchange for organizational costs which consisted of services. Following its formation, the Company issued 1,000,000 (10,000 post reverse stock split) shares of common stock to our founder, as consideration for the purchase of a business plan along with several product formulas and an assorted selection of micro-needle devices for use in a proprietary tattoo removal business. Our founder paid approximately $1,000 for this developed product formula, along with the micro-needle devices with which he personally developed a unique program and results. The acquisition was valued at $1,000.

The Company’s product formulas and tattoo removal service will use proprietary technology that will enable the user to safely remove his or her tattoo with minimal effort and discomfort. The Company’s product formula along with the micro-needle device program will safely remove the ink and design and allow the body to heal naturally without scarring.

On October 13, 2016, the Company experienced a change in control (“Change in Control”). With the Change in Control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer. Total liabilities at the time approximated $165,000 which included legal fees owed to our legal counsel. The board of directors nominated Mr. James Oliver to the board of directors on October 13, 2016.

On October 18, 2016, the Company, reported on a Form 8-K that it had filed Articles of Merger with the Nevada Secretary of State, whereby it entered into a statutory merger with its wholly-owned subsidiary, with the effect being that the Company changed its name to from “Remove-By-You, Inc.” to “Gain Cities Limited” (the “Name Change”).

The Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the Name Change be effected in the market. The Company’s ticker symbol changed to “GCTY” to reflect the Name Change.

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

j. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and accounts payable. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk and are carried at amortized costs which approximates the fair value.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $5,553 and an accumulated deficit of $30,476 at November 30, 2016. As of November 30, 2016, the Company had not generated revenues and had no committed sources of capital or financing.

Management anticipates the Company will attain profitable status and improve liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing sources of financing. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value).

The Company upon inception issued 3,000,000 (30,000 post reverse stock split) shares of its common stock to its incorporator (our former chief executive officer and president), for organizational services. These services were valued at $3,000. Following its formation, the Company issued 1,000,000 (10,000 post reverse stock split) shares of common stock to its incorporator, as consideration for the purchase of a comprehensive business plan along with detailed product formula and commercially available micro-needle devices to be used with that product formula. Our incorporator, incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and micro-needle devices. The acquisition of the business plan, devices and product formula was valued at $1,000.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 4,000,000 (40,000 post reverse stock split) shares of its common stock to 26 investors. The investors paid $0.01 ($1.00 post reverse stock split) per share for a total investment of $40,000.

The Change in Control (see Note 1 – Organization) and our founder, a former officer and director settling certain outstanding debts of the Company and the resulting forgiveness of that debt; the Company recognized a one-time increase to its additional paid in capital of $4,500. This occurred on or about October 13, 2016.

At November 30, 2016, there were 8,000,000 (80,000 post reverse stock split) shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

For the twelve months ending November 30, 2016 the Company received $4,500 in loan proceeds from our founder, a former officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. This loan was unsecured and carried no interest rate or a repayment term.

The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale and the resulting forgiveness of that debt; the Company recognized an increase in additional paid in capital of $4,500. This transaction occurred on or about October 13, 2016.

NOTE 6 – LOAN - NONRELATED PARTY

For the twelve months ended November 30, 2016 the Company received $50,380 in loan proceeds from a nonrelated party. This resulted in approximately $75,000 in total debt being owed to this nonrelated party. We secured an interest free loan from the nonrelated party in order to fund working capital expenditures. This nonrelated party loan was unsecured and carried no interest rate or repayment term.

The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized debt forgiveness of $75,410 from the unrelated party. This transaction occurred on or about October 13, 2016.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our direct public offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. As of June 24, 2015, deferred offering costs of $23,577 were credited against additional paid in capital. Accounts payable include deferred offering costs of $2,500 owed to our legal counsel as of November 30, 2015. This amount was paid in full on October 13, 2016. As of November 30, 2016 we owed zero costs associated with our completed offering.

NOTE 8 – DEBT FORGIVENESS

In connection with the Change in Control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016.

The Company recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from unrelated parties of $75,410. No consideration was paid for the debt forgiveness received by the Company.

NOTE 9 – INCOME TAXES

As of November 30, 2016, the Company had net operating loss carry forward of $30,476. This amount may be available to reduce future years’ taxable income.

	As of November 30, 2016	As of November 30, 2015

Deferred tax asset:
Net operating tax carry-forward	$10,667	$26,637
Other	-	-
Gross deferred tax asset	10,667	26,637
Valuation allowance	(10,667)	(26,637)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods and as of November 30, 2016 and 2015:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of November 30, 2016 through the date these financial statements were issued. The Company determined there were the following reportable subsequent events.

On February 27, 2017 the Company’s board of directors approved and on March 7, 2017 the Company filed an amendment to its Articles of Incorporation to effect a reverse stock split of its common stock. The reverse stock split exchanged one (1) share for every one hundred (100) shares issued and outstanding at the time. All share and per share amounts have been adjusted to reflect this reverse split.

As part of the reverse stock the Company adjusted additional paid in capital by the change in number of shares multiplied by its par value. The Company recognized an increase of $7,920 in additional paid in capital and reflected that for all periods presented.

The Company received an additional $10,708 in related party loans for the three months ended February 28, 2017 and an additional $7,000 in related party loans during the month of March 2017 for working capital purposes.

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

As of November 30, 2016, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of November 30, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of the Company as of November 30, 2016.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

James Oliver	President, Secretary, principal executive officer, principal, financial officer, principal accounting officer, and member of the Board of Directors	35	October 13, 2016
Benjamin Teare	Chief Operating Officer	28	October 13, 2016
Kyle Markward (1)	Former President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	30	November 25, 2014

___________

(1)	Kyle Markward – founded the Company in November 2014 and resigned his positions with the Company effective October 13, 2016. He graduated from Western Connecticut State University with a Bachelor’s Degree in Science – Mathematics (2008). Upon graduation, he began employment as a Materials Handler (Level 1), ultimately leading to the position of Production Planner for ASML Holding, NV (ASML), a Dutch company.

James Oliver - Mr. Oliver, is an experienced statistician with a degree in Economics from the University of Illinois in 2002. After graduation, James worked for various insurance companies in the field of Actuarial Science. Prior to founding Gain Cities Limited, a sports arbitrage company located in Florida, in May 2015, he worked for seven years with Progressive Insurance, as an Actuary Officer.

Benjamin Teare – Mr. Teare graduated from North Dakota State University in 1998 with a degree in Physical Education. An avid sports fan, Mr. Teare worked with numerous major sports clubs in North America after graduation. Prior to founding Gain Cities Limited in May 2015, Mr. Teare was General Manager at Newport Sports Management, where he negotiated player contracts and trade deals, handled media relations and promotional events for his firm.

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

Not applicable.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, at the Company’s address listed on the cover of this Report.

Director Nominations

As of November 30, 2016, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Oliver currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal years ended November 30, 2016 and 2015, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
[1] Kyle Markward	2016	−	−	−	−	−	−	−	−
Former CEO, CFO and Director	2015	−	−	−	−	−	−	−	−

James Oliver	2016	−	−	−	−	−	−	−	−
President, Secretary and Director	2015	−	−	−	−	−	−	−	−

Benjamin Teare	2016	−	−	−	−	−	−	−	−
COO	2015	−	−	−	−	−	−	−	−

There is no formal employment agreement or arrangement with any of our officers or directors at this time.

1 Mr. Markward resigned from his positions as an officer and director of the Company effective October 13, 2016.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended November 30, 2016 and November 30, 2015.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended November 30, 2016 and November 30, 2015.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of November 30, 2016.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended November 30, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kyle Markward	$-	$-	$-	$-	$-	$-	$-

James Oliver	$-	$-	$-	$-	$-	$-	$-

Benjamin Teare	$-	$-	$-	$-	$-	$-	$-

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 17, 2017, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1) (post 1 for 100 reverse stock split)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
James Oliver c/o Gain Cities Limited	40,000	50%

Ryan Dahlstrom 134 Delezenne Road, Elma, WA 98541	6,600	8.25%

Taylor Dahlstrom 134 Delezenne Road, Elma, WA 98541	6,400	8.00%

Marissa MacDonald 1804 South Bank Road, Oakville, WA 98568	6,645	8.31%

John Reed 2689 Morningstar Road, Clearwater, FL 33759	6,700	8.38%

Timothy Remple 1393 Mesa East, Salem, OR 97302	6,850	8.56%

Zac Vandiver 1804 South Bank Road, Oakville, WA 98568	6,800	8.50%

Notes:

(1)	Based on 8,000,000 (80,000 post reverse stock split) shares of common stock issued and outstanding as of April 30, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the twelve months ending November 30, 2016 the Company received $4,500 in loan proceeds from Kyle Markward, our founder, a former officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. This loan was unsecured and carried no interest rate or a repayment term. The loan was forgiven in connection with the change in control that occurred on or about October 13, 2016.

The Company with its change in control transaction our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale and the resulting forgiveness of that debt; the Company recognized an increase in additional paid in capital of $4,500. This transaction occurred on or about October 13, 2016. Mr. Markward in connection with the sale of his shares, forgave all amounts that were owed to him or that he had paid on behalf of the Company. The holder of the related-party debt (Mr. Markward) in effect changed the nature of his investment in the Company from debt to equity, so no gain is recognized in net income, and a corresponding increase to additional paid in capital is made in accordance with FASB ASC Section 470-50-40, Debt Modifications and Extinguishments.

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

According to the NASDAQ definition, neither Mr. Kyle Markward nor Mr. James Oliver are an independent director because they held the title of officer in the Company at the time they were a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended November 30, 2016 and 2015 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2016 and 2015 were pre-approved, respectively, in accordance with the policy of the Board.

	November 30, 2016	November 30, 2015
Audit fees (1)	$10,000	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$10,000

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended November 30, 2016 and 2015.

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

__________

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

GAIN CITIES LIMITED
(Registrant)

Date: May 5, 2017	By:	/s/ James Oliver
James Oliver
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

Signatures	Title(s)	Date

/s/ James Oliver	Director (Principal Executive Officer, Principal Financial	May 5, 2017
James Oliver	Officer and Principal Accounting Officer)

