Form 10-Q
period 2017-02-28
GAIN CITIES LTD
filed 2017-06-21
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-201607

GAIN CITIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-2548484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5575 La Jolla Boulevard

La Jolla, CA

(Address of principal executive offices)

(203) 648-6478

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2017 was 8,000,000 (80,000 post reverse stock split).

GAIN CITIES LIMITED

FORM 10-Q

Quarterly Period Ended February 28, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

BALANCE SHEETS

	February 28, 2017	November 30, 2016
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$80	$110
Prepaid expenses	7,500	10,000
Total Current Assets	7,580	10,110

Deferred offering costs	-	-

TOTAL ASSETS	$7,580	$10,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$12,733	$15,663
Loans – related party	10,708	-
Loans – nonrelated party	-	-
TOTAL LIABILITIES	23,441	15,663

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000 shares issued and outstanding at February 28, 2017 and November 30, 2016, respectively	80	80
Additional paid in capital	24,843	24,843
Accumulated deficit	(40,784)	(30,476)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(15,861)	(5,553)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,580	$10,110

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF OPERATIONS

	For the three months ended February 28, 2017	For the three months ended February 29, 2016
	(unaudited)	(unaudited)

Product revenue	$-	$-

Expenses:
Consulting services and other	1,975	45,750
Accounting, audit and public company fees	8,303	7,455
Administration expense	30	2,149
Amortization expense	-	-
Organizational expenses	-	-
Loss before provision for income tax	10,308	55,354

Provision for income tax	-	-
Net loss	$(10,308)	$(55,354)

Basic and diluted loss per share	$(0.13)	$(0.69)

Weighted average common shares outstanding - basic and diluted	80,000	80,000

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF CASH FLOWS

	For the three months ended February 28, 2017	For the three months ended February 29, 2016
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,308)	$(55,354)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,500	2,673
Change in accounts payable	(2,930)	42,750
Net Cash (Used in) Operating Activities	(10,738)	(9,931)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	10,708	-
Loan repayments to nonrelated party	-	(500)
Loan proceeds from nonrelated parties	-	9,982
Net Cash Provided by Financing Activities	10,708	9,482
CHANGE IN CASH	(30)	(449)
CASH AT BEGINNING OF PERIOD	110	654
CASH AT END OF PERIOD	$80	$205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – ORGANIZATION

Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on November 25, 2014. The Company issued 30,000 shares of common stock to its founder at inception in exchange for organizational costs which consisted of services. Following its formation, the Company issued 10,000 shares of common stock to our founder, as consideration for the purchase of a business plan along with several product formulas and an assorted selection of micro-needle devices for use in a proprietary tattoo removal business. Our founder paid approximately $1,000 for this developed product formula, along with the micro-needle devices with which he personally developed a unique program and results. The acquisition was valued at $1,000.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2017 the results of its operations and cash flows for the three months ended February 28, 2017. The results of operations for the three months ended February 28, 2017, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $15,861 and an accumulated deficit of $40,784 at February 28, 2017. As of February 28, 2017, the Company had not generated revenues and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company on February 27, 2017 approved a reverse stock split in the amount of one (1) share for every one hundred (100) shares issued and outstanding. The board of director’s resolution was approved and filed with the Secretary of State of Nevada, with an effective date of March 14, 2017. For purposes of these financial statements we have reflected the reverse stock split as if it had been in existence since Inception.

The Company upon inception issued 30,000 shares of its common stock to its incorporator (our former chief executive officer and president), for organizational services. These services were valued at $3,000. Following its formation, the Company issued 10,000 shares of common stock to its incorporator, as consideration for the purchase of a comprehensive business plan along with detailed product formula and commercially available micro-needle devices to be used with that product formula. Our incorporator, incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and micro-needle devices. The acquisition of the business plan, devices and product formula was valued at $1,000.

The Company on June 24, 2015 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 40,000 shares of its common stock to 26 investors. The investors paid $1.00 per share for a total investment of $40,000 (taking into account the reverse stock split approved on February 27, 2017).

The Change in Control (see Note 1 – Organization) and our founder, a former officer and director settling certain outstanding debts of the Company and the resulting forgiveness of that debt; the Company recognized a one-time increase to its additional paid in capital of $4,500. This occurred on or about October 13, 2016.

At February 28, 2017, there were 80,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

For the three months ending February 28, 2017 the Company received $10,708 in loan proceeds from Mr. James Oliver an officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. This loan is unsecured and carried no interest rate or repayment terms at this time.

NOTE 6 – LOAN - NONRELATED PARTY

The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. This transaction occurred on or about October 13, 2016. As of February 28, 2017 we do not have any loans to nonrelated parties.

NOTE 7 – INCOME TAXES

As of February 28, 2017, the Company had net operating loss carry forward of $40,784. This amount may be available to reduce future years’ taxable income.

	As of February 28, 2017	As of February 29, 2016
Deferred tax asset:
Net operating tax carry-forward	$14,274	$46,011
Other	-	-
Gross deferred tax asset	14,274	46,011
Valuation allowance	(14,274)	(46,011)

Net deferred tax asset		$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for the period ended February 28, 2017:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of February 28, 2017 through the date these financial statements were issued.

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

During the month of March 2017, the Company received an additional $7,000 in related party loans for payment of working capital purposes.

During the month of June 2017, the Company received an additional $20,000 in related party loans for payment of working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report should be read as applying to all related forward-looking statements wherever they appear in this quarterly report. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our financial statements as of February 28, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Condition and Results of Operation

Results of Operations for the Three Month Period ended February 28, 2017 and February 29, 2016

Expenses

Expenses for the three months ended February 28, 2017 were $10,308. We incurred approximately $1,975 for product development costs, which includes both consultants and travel expense on behalf of the Company, $8,303 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $30 for general and administrative costs. Expenses for the three months ended February 29, 2016 were $55,354. We incurred approximately $45,750 for product development costs, which includes both consultants and travel expense on behalf of the Company, $7,455 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $2,149 for general and administrative costs. The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations in November 2014

Gain (Loss) before provision for income taxes

Loss before provision for incomes taxes for the three months ended February 28, 2017 was $10,308. We recorded no provision for federal or state income taxes in the three months. Loss before provision for incomes taxes for the three months ended February 29, 2016 was $55,354. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted gain (loss) per share for the three months ended February 28, 2017 was ($0.13) per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share for the three months ended February 29, 2016 was $(0.69) per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

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

Loan Related Party – For the three months ended February 28, 2017 the Company received $10,708 in loan proceeds from Mr. James Oliver, an officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. The loan is unsecured and carries no interest rate or repayment terms at this time.

Loan Nonrelated Party – In connection with the Company’s change in control transaction (See Note 1 – Organization in the accompanying financial statements) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. This transaction occurred on or about October 13, 2016. As of February 28, 2017, we do not have any loans to nonrelated parities.

As of February 28, 2017, we owed approximately $12,733 in accounts payable to various vendors.

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

Company History

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

As of February 28, 2017, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of February 28, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending February 28, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 27, 2017 the Company’s board of directors approved and on March 7, 2017 the Company filed an amendment to its Articles of Incorporation to effect a reverse stock split of its common stock. The reverse stock split exchanged one (1) share for every one hundred (100) shares issued and outstanding at the time. All share and per share amounts in this report have been adjusted to reflect this reverse split.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description

3.1*	Articles of Incorporation
3.1.2	Certificate of Amendment to Articles of Incorporation
3.2*	Bylaws of Remove-By-You, Inc.
10.2*	Conflict of Interest Agreement
31.1	Certificate of Chief Executive Officer and Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonoy Extension Presentation Linkbase

____________

* Filed with initial filing of the Company’s registration statement on Form S-1, January 20, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIN CITIES LIMITED

DATED: June 21, 2017	By:	/s/ James Oliver
James Oliver
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

