Form 10-Q
period 2017-05-31
GAIN CITIES LTD
filed 2017-07-20
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

(Registrant’s telephone number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2017 was 8,000,000 (80,000 post reverse stock split).

GAIN CITIES LIMITED

FORM 10-Q

Quarterly Period Ended May 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

BALANCE SHEETS

	May 31, 2017	November 30, 2016
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$110
Prepaid expenses	5,000	10,000
Total Current Assets	5,000	10,110

Deferred offering costs	-	-

TOTAL ASSETS	$5,000	$10,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$27,919	$15,663
Loan – related party	25,024	-
TOTAL LIABILITIES	52,943	15,663

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000 shares issued and outstanding at May 31, 2017 and November 30, 2016	80	80
Additional paid in capital	24,843	24,843
Accumulated deficit	(72,866)	(30,476)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(47,943)	(5,553)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,000	$10,110

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF OPERATIONS

	For the six months ended May 31, 2017	For the six months ended May 31, 2016
	(unaudited)	(unaudited)

Product revenue	$-	$-

Expenses:
Consulting services and other	6,500	56,550
Accounting, audit and public company fees	35,500	12,805
Administration expense	390	5,728
Loss before provision for income tax	42,390	75,083

Provision for income tax	-	-
Net loss	$(42,390)	$(75,083)

Basic and diluted loss per share	$(0.53)	$(0.94)

Weighted average common shares outstanding - basic and diluted	80,000	80,000

	For the three months ended May 31, 2017	For the three months ended May 31, 2016
	(unaudited)	(unaudited)

Product revenue	$-	$-

Expenses:
Consulting services and other	4,525	10,800
Accounting, audit and public company fees	27,197	5,350
Administration expense	360	3,579
Loss before provision for income tax	32,082	19,729

Provision for income tax	-	-
Net loss	$(32,082)	$(19,729)

Basic and diluted loss per share	$(0.40)	$(0.25)

Weighted average common shares outstanding - basic and diluted	80,000	80,000

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

STATEMENTS OF CASH FLOWS

	For the six months ended May 31, 2017	For the six months ended May 31, 2016
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(42,390)	$(75,083)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	5,000	5,148
Change in accounts payable	12,256	42,800
Net Cash (Used in) Operating Activities	(25,134)	(27,135)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	25,024	1,401
Loan repayments to nonrelated party	-	(500)
Loan proceeds from nonrelated parties	-	26,155
Net Cash Provided by Financing Activities	25,024	27,056
CHANGE IN CASH	(110)	(79)
CASH AT BEGINNING OF PERIOD	110	654
CASH AT END OF PERIOD	$-	$575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

On February 27, 2017, the Company’s board of directors approved a reverse stock split at a rate of one share for every one hundred shares. All share and per share amounts have been adjusted for all periods presented.

See notes to the financial statements.

GAIN CITIES LIMITED

(FKA REMOVE-BY-YOU, INC.)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

MAY 31, 2017

NOTE 1 – ORGANIZATION

Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) was incorporated under the laws of the state of Nevada on November 25, 2014. The Company issued 30,000 shares of common stock to its founder at inception in exchange for organizational costs. Following its formation, the Company issued 10,000 shares of common stock to its founder, as consideration for the purchase of certain intangible assets for use in a proprietary tattoo removal business. Our founder paid approximately $1,000 for these assets. The acquisition was valued at $1,000.

The Company’s product formulas and tattoo removal service uses a proprietary technology that enables the user to safely remove his or her tattoo with minimal effort and discomfort. The Company’s product formula along with the micro-needle device program we believe safely removes the ink and design and allows the body to heal naturally without scarring.

On October 13, 2016, the Company experienced a change in control (the “Control Change”). With the Control Change certain liabilities of the Company were forgiven and/or paid for on our behalf by our founder. Total liabilities at the time approximated $165,000 which included legal fees owed to our former legal counsel. The board of directors nominated Mr. James Oliver to the board on October 13, 2016.

On October 18, 2016, the Company, reported on a Form 8-K that it had filed an Articles of Merger with the Nevada Secretary of State, whereby it entered into a statutory merger with its wholly-owned subsidiary, the effect being the Company changed its name from “Remove-By-You, Inc.” to “Gain Cities Limited” (the “Name Change”).

  NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a November 30th, year-end.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2017 the results of its operations and cash flows for the six months ended May 31, 2017. The results of operations for the six months ended May 31, 2017, are not necessarily indicative of the results to be expected for future quarters or even a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

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

No provision was made for Federal or state income taxes.

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

h. Advertising

Advertising is expensed in the period in which it is incurred. No advertising expense has been reported in the periods presented.

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

j. Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

k. Recently Issued Accounting Pronouncements

The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016 was filed.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $47,943 and an accumulated deficit of $72,866 at May 31, 2017. For the period ending May 31, 2017, the Company had not generated revenues and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). On February 27, 2017 the shareholders of the Company approved a reverse stock split in the amount of one (1) share for every one hundred (100) shares issued and outstanding. The reverse stock split was approved and filed with the Secretary of State for Nevada, with an effective date of March 14, 2017. We reflected the reverse stock split as if it has been in existence the entire time.

Upon inception the Company issued 30,000 shares of its common stock to its founder for organizational services. These services were valued at $3,000. Following formation, the Company issued 10,000 shares of common stock to its founder as consideration for the purchase of certain intangible assets. Our founder incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and micro-needle devices. The acquisition of the intangible assets was valued at $1,000.

On June 24, 2015 the Company completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 40,000 shares of its common stock to 26 investors. The investors paid $1.00 per share for a total investment of $40,000.

In connection with the Control Change (see Note 1 – Organization), our founder settled certain outstanding debts of the Company. This resulted in debt forgiveness recognized as a one-time increase to additional paid in capital of $4,500. As part of the reverse stock split the Company adjusted additional paid in capital by the change in number of shares outstanding multiplied by par value. The Company recognized an increase of $7,920 in additional paid in capital.

At May 31, 2017, there were 80,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

For the six months ending May 31, 2017 the Company received $25,024 in loan proceeds from Mr. James Oliver an officer and director of the Company. The related party loan with Mr. Oliver was entered into in order to pay for certain working capital expenses. This loan is unsecured and carried no interest rate or repayment terms at this time.

NOTE 6 – LOAN - NONRELATED PARTY

The Company with its Control Change our founder negotiated and guaranteed the forgiveness of certain debts. This occurred on or about October 13, 2016. As of May 31, 2017 we did not have any nonrelated party loans (see Note 8 – Subsequent Events).

NOTE 7 – INCOME TAXES

As of May 31, 2017 and November 30, 2016, the Company had net operating loss carry forward of $72,866 and $30,476, respectively. This amount may be available to reduce future years’ taxable income.

	As of May 31, 2017	As of November 30, 2016
	(unaudited)	(audited)

Deferred tax asset:
Net operating tax carry-forward	$25,503	$10,667
Other	-	-
Gross deferred tax asset	25,503	10,667
Valuation allowance	(25,503)	(10,667)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for the periods ended May 31, 2017 and November 30, 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of May 31, 2017 through the date these financial statements were issued.

During the month of June 2017, the Company received $20,000 from a nonrelated party. This loan is for payment of working capital expenses incurred by the Company. The Company may borrow up to $45,000. The nonrelated party loan is due and payable on or before January 1, 2019. The Company at its discretion may repay the nonrelated party loan in whole or part through the issuance of shares of the Company’s common stock. The nonrelated party agrees to accept the Company’s stock at the price of $1.00 per share.

On June 26, 2017 the Company received notice from FINRA that its reverse stock split in the amount of one (1) share for every one hundred (100) shares issued and outstanding has been approved and the Company’s trading ticker will be appended with a D for twenty (20) business days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report should be read as applying to all related forward-looking statements wherever they appear in this quarterly report. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements.

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our financial statements as of May 31, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern.

Management anticipates the Company will attain profitable status and improve liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing sources of financing. The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the financial statements. The financial statements do not include any adjustments relating to the recoverability of recorded assets amount that might be necessary should the Company be unable to continue in existence.

Financial Condition and Results of Operation

Results of Operations for the Sixth Month Period ended May 31, 2017 and May 31, 2016.

Expenses

Expenses for the six months ended May 31, 2017 were $42,390. We incurred $6,500 for product development costs, which includes consultants and travel expenses on behalf of the Company, $35,500 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $390 for general and administrative costs. Expenses for the six months ended May 31, 2016 were $75,083. We incurred $56,550 for product development costs, which includes both consultants and travel expense on behalf of the Company, $12,805 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $5,728 for general and administrative costs. The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations in November 2014.

Gain (Loss) before provision for income taxes

Loss before provision for incomes taxes for the six months ended May 31, 2017 was $42,390. We recorded no provision for federal or state income taxes in the six months. Loss before provision for incomes taxes for the six months ended May 31, 2016 was $75,083. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted gain (loss) per share for the six months ended May 31, 2017 was $0.53 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share for the six months ended May 31, 2016 was $0.94 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

Results of Operations for Three Month Period ended May 31, 2017 and May 31, 2016

Expenses

Expenses for the three months ended May 31, 2017 were $32,082. We incurred $4,525 for product development costs, which includes both consultants and travel expense on behalf of the Company, $27,197 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $360 for general and administrative costs. Expenses for the three months ended May 31, 2016 were $19,729. We incurred $10,800 for product development costs, which includes both consultants and travel expense on behalf of the Company, $5,350 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $3,579 for general and administrative costs.

Loss before provision for income taxes

Loss before provision for income taxes for three months ended May 31, 2017 was $32,082. We recorded no provision for federal or state income taxes. Loss before provision for income taxes for the three months ended May 31, 2016 was $19,729. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended May 31, 2017 was $0.40 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share the three months ended May 31, 2016 was $0.25 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

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

Loan Related Party – For the six months ended May 31, 2017 the Company received $25,024 in loan proceeds from Mr. James Oliver, an officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. The loan is unsecured and carries no interest rate or repayment terms at this time.

Loan Nonrelated Party – In connection with the Company’s change in control transaction (See Note 1 – Organization in the accompanying financial statements) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. This transaction occurred on or about October 13, 2016. As of May 31, 2017, we do not have any loans to nonrelated parities.

As of May 31, 2017, we owed approximately $27,919 in accounts payable to various vendors.

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

On October 13, 2016, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Kyle Markward, selling 4,000,000 (40,000 post reverse stock split) shares of the Company’s common stock to James Oliver, an individual residing in Florida, which represents 50% of the Company’s total issued and outstanding shares of common stock. Such 4,000,000 (40,000 post reverse stock split) shares sold represent all of the shares of the Company’s common stock owned by Mr. Markward.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of May 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending May 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 31, 2017, the Company’s board of directors approved and on March 7, 2017 the Company filed an amendment to its Articles of Incorporation to effect a reverse stock split of its common stock. The reverse stock split exchanged one (1) share for every one hundred (100) shares issued and outstanding at the time. All share and per share amounts in this report have been adjusted to reflect this reverse split.

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

______________

*	Filed with initial filing of the Company’s registration statement on Form S-1, January 20, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIN CITIES LIMITED

DATED: July 20, 2017	By:	/s/ James Oliver
James Oliver
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

