Form 10-Q
period 2017-08-31
GAIN CITIES LTD
filed 2018-02-12
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-201607

GAIN CITIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	47-2548484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5575 La Jolla Boulevard

La Jolla, CA, 92037

(Address of principal executive offices)

(360) 878-9625

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

The number of shares of the registrant’s common stock outstanding as of February 12, 2018 was 80,003.

GAIN CITIES LIMITED

FORM 10-Q

Quarterly Period Ended August 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GAIN CITIES LIMITED

BALANCE SHEETS

	August 31, 2017	November 30, 2016
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$110
Prepaid expenses	2,500	10,000
Total Current Assets	2,500	10,110

Deferred offering costs	-	-

TOTAL ASSETS	$2,500	$10,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$13,654	$15,663
Loan – related party	28,788	-
Loan – nonrelated party	20,000	-
TOTAL LIABILITIES	62,442	15,663

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000 shares issued and outstanding at August 31, 2017 and November 30, 2016	80	80
Additional paid in capital	24,843	24,843
Accumulated deficit	(84,865)	(30,476)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(59,942)	(5,553)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,500	$10,110

See notes to the financial statements.

GAIN CITIES LIMITED

STATEMENTS OF OPERATIONS

	For the nine months ended August 31, 2017	For the nine months ended August 31, 2016
	(unaudited)	(unaudited)

Product revenue	$-	$-

Expenses:
Consulting services and other	11,000	74,563
Accounting, audit and public company fees	42,499	18,150
Administration expense	890	8,040
Loss before provision for income tax	54,389	100,753

Provision for income tax	-	-
Net loss	$(54,389)	$(100,753)

Basic and diluted loss per share	$(0.68)	$(1.26)

Weighted average common shares outstanding - basic and diluted	80,000	80,000

	For the three months ended August 31, 2017	For the three months ended August 31, 2016
	(unaudited)	(unaudited)

Product revenue	$-	$-

Expenses:
Consulting services and other	4,500	18,013
Accounting, audit and public company fees	7,000	5,345
Administration expense	500	2,312
Loss before provision for income tax	12,000	25,670

Provision for income tax	-	-
Net loss	$(12,000)	$(25,670)

Basic and diluted loss per share	$(0.15)	$(0.32)

Weighted average common shares outstanding - basic and diluted	80,000	80,000

See notes to the financial statements.

GAIN CITIES LIMITED

STATEMENTS OF CASH FLOWS

	For the nine months ended August 31, 2017	For the nine months ended August 31, 2016
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(54,389)	$(100,753)
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	7,500	7,668
Change in accounts payable	(2,009)	60,812
Net Cash (Used in) Operating Activities	(48,998)	(32,273)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	28,788	1,651
Loan repayments to nonrelated party	-	(500)
Loan proceeds from nonrelated parties	20,000	31,068
Net Cash Provided by Financing Activities	48,788	32,219
CHANGE IN CASH	(110)	(54)
CASH AT BEGINNING OF PERIOD	110	654
CASH AT END OF PERIOD	$-	$600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to the financial statements.

GAIN CITIES LIMITED

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

AUGUST 31, 2017

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2017 the results of its operations and cash flows for the nine months ended August 31, 2017. The results of operations for the nine months ended August 31, 2017, are not necessarily indicative of the results to be expected for future quarters or even a full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $59,942 and an accumulated deficit of $84,865 at August 31, 2017. For the period ending August 31, 2017, the Company had not generated revenues and had no committed sources of capital or financing.

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

At August 31, 2017, there were 80,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued or outstanding.

NOTE 5 – LOAN - RELATED PARTY

For the nine months ending August 31, 2017 the Company received $28,788 in loan proceeds from Mr. James Oliver an officer and director of the Company. The related party loan with Mr. Oliver was entered into in order to pay for certain working capital expenses. This loan is unsecured and carried no interest rate or repayment terms at this time.

NOTE 6 – LOAN - NONRELATED PARTY

The Company with its Control Change our founder negotiated and guaranteed the forgiveness of certain debts. This occurred on or about October 13, 2016. For the nine months ending August 31, 2017 the Company received $20,000 in loan proceeds from nonrelated entity. The nonrelated party loan was entered into in order to pay for certain working capital expenses. This loan is unsecured and carried no interest rate or repayment terms at this time.

NOTE 7 – INCOME TAXES

As of August 31, 2017 and November 30, 2016, the Company had net operating loss carry forward of $84,865 and $30,476, respectively. This amount may be available to reduce future years’ taxable income.

	As of August 31, 2017	As of November 30, 2016
	(unaudited)	(audited)
Deferred tax asset:
Net operating tax carry-forward	$29,702	$10,667
Other	-	-
Gross deferred tax asset	29,702	10,667
Valuation allowance	(29,702)	(10,667)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for the periods ended August 31, 2017 and November 30, 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of August 31, 2017 through the date these financial statements were issued. There are no reportable events.

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability to Continue as a Going Concern

Our financial statements as of August 31, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Condition and Results of Operation

Results of Operations for the Nine Month Period ended August 31, 2017 and August 31, 2016.

Expenses

Expenses for the nine months ended August 31, 2017 were $54,389. We incurred $11,000 for development costs, which includes consultants and travel expenses on behalf of the Company, $42,499 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $890 for general and administrative costs. Expenses for the nine months ended August 31, 2016 were $100,753. We incurred $74,563 for product development costs, which includes both consultants and travel expense on behalf of the Company, $18,150 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $8,040 for general and administrative costs. The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company intends to actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development. The Company began operations in November 2014.

Gain (Loss) before provision for income taxes

Loss before provision for incomes taxes for the nine months ended August 31, 2017 was $54,389. We recorded no provision for federal or state income taxes in the nine months. Loss before provision for incomes taxes for the nine months ended August 31, 2016 was $100,753. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the nine months ended August 31, 2017 was $0.68 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share for the nine months ended August 31, 2016 was $1.26 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

Results of Operations for Three Month Period ended August 31, 2017 and August 31, 2016

Expenses

Expenses for the three months ended August 31, 2017 were $12,000. We incurred $4,500 for development costs, which includes both consultants and travel expense on behalf of the Company, $7,000 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $500 for general and administrative costs. Expenses for the three months ended August 31, 2016 were $25,670. We incurred $18,013 for product development costs, which includes both consultants and travel expense on behalf of the Company, $5,345 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $2,312 for general and administrative costs.

Loss before provision for income taxes

Loss before provision for income taxes for three months ended August 31, 2017 was $12,000. We recorded no provision for federal or state income taxes. Loss before provision for income taxes for the three months ended August 31, 2016 was $25,670. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services.

Basic and diluted loss per share

Basic and diluted loss per share for the three months ended August 31, 2017 was $0.15 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. Basic and diluted loss per share the three months ended August 31, 2016 was $0.32 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

Liquidity

We have paid all costs related to our offering. Total offering costs were $23,577. Excess proceeds were used for general working capital purposes. Amounts related to non-offering costs will generally be paid when due and or otherwise accrued on the books and records or until we are able to pay the amounts in full either from revenues or from loans from related or nonrelated third parties. Obligations for expenses, when recorded as liabilities for lengthy periods of time, could preclude us from assistance from other sources, or at a minimum, make further financing difficult for the Company.

Loan Related Party – For the nine months ended August 31, 2017 the Company received $28,788 in loan proceeds from Mr. James Oliver, an officer and director of the Company. The related party loan was entered into in order to pay for certain working capital expenses. The loan is unsecured and carries no interest rate or repayment terms at this time.

Loan Nonrelated Party – For the nine months ended August 31, 2017 the Company received $20,000 in loan proceeds from a nonrelated entity. The nonrelated party loan was entered into in order to pay for certain working capital expenses. The loan is unsecured and carries no interest rate or repayment terms at this time.

As of August 31, 2017, we owed approximately $13,654 in accounts payable to various vendors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long - term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

On October 13, 2016, a change in control of the Company occurred by virtue of the Company’s largest shareholder, our founder, selling 4,000,000 (40,000 post reverse stock split) shares of the Company’s common stock to James Oliver, an individual residing in Florida, which represents 50% of the Company’s total issued and outstanding shares of common stock. Such 4,000,000 (40,000 post reverse stock split) shares sold represented all of the shares of the Company’s common stock owned by Mr. Markward.

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

As of August 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending August 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

GAIN CITIES LIMITED

DATED: February 12, 2018	By:	/s/ James Oliver
James Oliver
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

