Form 10-K
period 2017-11-30
GAIN CITIES LTD
filed 2018-02-20
CIK 1630430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-201607

GAIN CITIES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	47-2548484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5575 La Jolla Boulevard La Jolla, CA 92037	(360) 878-9625
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of May 31, 2017 (last business day of the registrant’s most recently competed second fiscal quarter): $180,013.50 (calculated based on the last bid/ask of $4.50/share).

The number of shares of the registrant’s common stock outstanding as of February 20, 2018 was 80,003 shares.

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

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 25, 2014, at which time it acquired a certain all-natural product based skincare formula to be used with a regimen of procedures using home-care micro-needle devices to remove unwanted tattoos through a do-it-yourself program from our former president. The Company at this time believes its skincare formula along with the recommended usage of standard home-care use micro-needle devices in an orderly and weekly regimen of procedures can be an acceptable alternative to laser or caustic chemical process, an all-natural tattoo removal product. Mr. Markward resigned from his positions as an officer and director of the Company in connection with the change in control described below. Mr. Markward’s resignation was not due to any disagreements of any nature with the Company.

The Company issued 30,000 (3,000,000 pre-reverse stock split effective February 27, 2017, see Note 1 to the Company’s financial statements) shares of its common stock to Mr. Markward at inception in exchange for organizational services incurred upon incorporation. Following our formation, we issued an additional 10,000 (1,000,000 pre-reverse stock split) shares of our common stock to Mr. Markward, in exchange for a certain all-natural product based formula to be used with a regimen of home-care micro-needle devices to remove unwanted tattoos through a DIY or do-it-yourself program. (See Note 1 to the Company’s financial statements.).

On October 13, 2016, a change in control of the Company occurred by virtue of the Company’s largest shareholder, Kyle Markward, selling 40,000 (4,000,000 pre-reverse stock split) shares of the Company’s common stock to James Oliver, an individual residing in Florida, which represented 50% of the Company’s total issued and outstanding shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company and its management operate out of a virtual office, with a mailing address of 950 NW 53 rd St., Suite 337, Miami, Florida. The Company’s officers work from their respective virtual offices, which may be where they are housed at the time. The Company has a corporate office in the state of California which it pays no consideration for.

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

On October 19, 2016, 5 (500 pre-reverse stock split) shares of our common stock was sold for a price of $450 per share ($4.50 pre-reverse stock split). The Company’s common stock is quoted on the OTCMarkets OTC-Pink-Current market with a price ranging from $450.00 per share to $4.50 per share. For purposes of reporting non-affiliate ownership value as of the last day of second quarter for our fiscal year we have determined that price to be $4.50 per share. Currently the Company’s common stock has a bid/ask of $0.001 and $0.01 per share on the OTC-Pink-Current marketplace. There have been no other public market sales of our shares of common stock in the marketplace.

Shareholders of Record

As of February 20, 2018, an aggregate of 80,003 (8,000,000 pre-reverse stock split) shares of our common stock were issued and outstanding and owned by 8 shareholders of record. During the 4th quarter of fiscal 2017, Depository Trust Company (“DTC”) (along with Cede & Co. an organization founded in 1996 that was formed for the purpose of efficiently processing transfers of stock certificates on behalf of DTC), informed the Company’s transfer agent that an additional three (3) shares of the Company’s common stock was to be issued due to rounding up from the reverse stock split corporate action that occurred in early 2017. The three (3) additional shares were issued as of September 30, 2017. No additional value was received by the Company for these three (3) additional shares.

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated February 16, 2018 in connection with the audit of our financial statements as of November 30, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of November 30, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Condition and Results of Operation

Results of Operations for Fiscal Year ended November 30, 2017 and November 30, 2016

Expenses

Expenses for the twelve months ended November 30, 2017 were $57,286. We incurred approximately $11,000 for development costs, which includes both consultants and travel expense on behalf of the Company, $45,396 for audit/review services and other expenses associated with our being a publicly reporting registrant with the SEC, and $890 for general and administrative costs. Expenses for the twelve months ended November 30, 2016 were $119,979. We incurred approximately $84,063 for product development costs, which includes both consultants and travel expense on behalf of the Company, $27,134 for audit/review services and other expenses associated with being a publicly reporting registrant with the SEC, and $8,782 for general and administrative costs. The Company will continue to incur ever increasing product development costs into the foreseeable future. The Company actively manage its product development, outside consultants and other expenses to coincide with its business plan execution and product development.

Gain (Loss) before provision for income taxes

Loss before provision for incomes taxes for the twelve months ended November 30, 2017 was $57,286. We recorded no provision for federal or state income taxes. We have not generated any revenues from our intended products or services. A gain before provision for incomes taxes for the twelve months ended November 30, 2016 was recognized of $45,631. The Company recognized other income of $165,610 through debt forgiveness. In connection with the Change in Control transaction (see Financial Statement Footnote 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016. The Company recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from nonrelated parties of $75,410. No consideration was paid for debt forgiveness received by the Company. These are one time transactions that the Company incurred or received and we do not expect to incur or receive these types of transactions in the future. We recorded no provision for federal or state income taxes in the twelve months.

Basic and diluted loss per share

Basic and diluted loss per share for the twelve months ended November 30, 2017 was $(0.72) per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock. We had no effect on our basic and diluted number of shares from the three (3) additional shares issued due to round-up rule on fractional shares that were required because of our reverse stock-split of 1 for 100 that was effective March 14, 2017. Basic and diluted gain per share for the twelve months ended November 30, 2016 was $0.57 per share. Basic and diluted number of shares outstanding was 80,000 shares of our common stock.

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

Loans Related Parties - The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale and the resulting forgiveness of that debt; the Company recognized an increase in additional paid in capital of $4,500. This transaction occurred on or about October 13, 2016. Loan Non-Related Party - The Company with its change in control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company. The Company recognized debt forgiveness of $75,410 from the unrelated party. This transaction occurred on or about October 13, 2016. Accounts Payable - In connection with the Change in Control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016. The Company recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from unrelated parties of $75,410. No consideration was paid for the debt forgiveness received by the Company. We currently owe Mr. Oliver our Chief Executive Officer and Director $29,103. This loan is unsecured and has no specific repayment terms.

As of November 30, 2017, we owed approximately $14,000 in connection with organizational costs, product development and other expenses associated with our business operations. We have no formal agreements, written or oral, with any vendors or providers for specific performance of payment for services or expenses rendered. There are no other significant liabilities as of November 30, 2017. We continued to seek deferred payment on most of our expenses and will continue to seek deferred payment from our vendors and other service providers.

As of November 30, 2017, we owed approximately $20,000 in connection with an interest-free demand loan from a nonrelated party, approximately $29,103 to our chief executive officer and $13,736 in accounts payable to various vendors. The proceeds of which were primarily used as payment towards legal fees, PCAOB accounting fees, and other fees associated with our offering and skincare consultants that we have engaged to help us in our development and improvement of our products and services and readying them for market.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAIN CITIES LIMITED

NOVEMBER 30, 2017

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gain Cities Limited

We have audited the accompanying balance sheets of Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) as of November 30, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gain Cities Limited (formerly known as Remove-By-You, Inc.) as of November 30, 2017 and 2016, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

February 16, 2018

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

GAIN CITIES LIMITED

BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS

CURRENT ASSETS:
Cash	$-	$110
Prepaid expenses	-	10,000
Total Current Assets	-	10,110

Deferred offering costs	-	-

TOTAL ASSETS	$-	$10,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$13,736	$15,663
Loans – related party	29,103	-
Loans – nonrelated party	20,000	-
TOTAL LIABILITIES	62,839	15,663

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,003 shares issued and outstanding at November 30, 2017 and November 30, 2016, respectively	80	80
Additional paid in capital	24,843	24,843
Accumulated deficit	(87,762)	(30,476)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(62,839)	(5,553)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$10,110

See notes to the financial statements.

GAIN CITIES LIMITED

STATEMENTS OF OPERATIONS

	For the year ended November 30, 2017	For the year ended November 30, 2016

Product revenue	$-	$-

Expenses:
Consulting services and other	11,000	84,063
Accounting, audit and public company fees	45,396	27,134
Administration expense	890	8,782
	57,286	119,979

Other Income and Expense:
Debt forgiveness	-	165,610
Other income and expense	-	-
	-	165,610

Gain or (loss) before income tax	(57,286)	45,631
Provision for income tax	-	-
Net income (loss)	$(57,286)	$45,631

Basic and diluted gain (loss) per share	$(0.72)	$0.57

Weighted average common shares outstanding - basic and diluted	80,000	80,000

See notes to the financial statements.

GAIN CITIES LIMITED

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in- capital	Accumulated Deficit	Total
Balance - November 30, 2015	80,000	$80	$20,343	$(76,107)	$(55,684)

Debt forgiveness – related party shareholder	-	-	4,500	-	4,500

Net income	-	-	-	45,631	45,631

Balance - November 30, 2016	80,000	80	24,843	(30,476)	(5,553)

Additional shares from round-up of fractional shares - March 14, 2017 reverse stock split	3	-	-	-	-

Net loss	-	-	-	(57,286)	(57,286)

Balance - November 30, 2017	80,003	$80	$24,843	$(87,762)	$(62,839)

See notes to the financial statements.

GAIN CITIES LIMITED

STATEMENTS OF CASH FLOWS

	For the year ended November 30, 2017	For the year ended November 30, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(57,286)	$45,632
Adjustments to reconcile net income/(loss) to cash (used in) operating activities:

Debt forgiveness	-	(165,610)
Change in prepaid expense	10,000	(660)
Change in accounts payable	(1,927)	66,163
Net Cash (Used in) Operating Activities	(49,213)	(54,475)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds from related party	29,103	4,151
Loan repayments to nonrelated party	-	(600)
Loan proceeds from nonrelated parties	20,000	50,380
Net Cash Provided by Financing Activities	49,103	53,931
CHANGE IN CASH	(110)	(544)
CASH AT BEGINNING OF PERIOD	110	654
CASH AT END OF PERIOD	$-	$110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Additional paid in capital adjustment from debt forgiveness by related party shareholder	$-	$4,500

See notes to the financial statements.

GAIN CITIES LIMITED

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2017

NOTE 1 – ORGANIZATION

Gain Cities Limited (formerly known as Remove-By-You, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on November 25, 2014. The Company issued 30,000 (3,000,000 pre-reverse stock split effective February 27, 2017, see Note 10 – Subsequent Events) shares of common stock to its founder at inception in exchange for organizational costs which consisted of services. Following its formation, the Company issued 10,000 (1,000,000 pre-reverse stock split) shares of common stock to our founder, as consideration for the purchase of a business plan along with several product formulas and an assorted selection of micro-needle devices for use in a proprietary tattoo removal business. Our founder paid approximately $1,000 for this developed product formula, along with the micro-needle devices with which he personally developed a unique program and results. The acquisition was valued at $1,000.

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

On October 18, 2016, the Company, reported on Form 8-K that it had filed Articles of Merger with the Nevada Secretary of State, whereby it entered into a statutory merger with its wholly-owned subsidiary, with the effect being that the Company changed its name to from “Remove-By-You, Inc.” to “Gain Cities Limited” (the “Name Change”).

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $62,839 and an accumulated deficit of $87,762 at November 30, 2017. As of November 30, 2017, the Company had not generated revenues and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). On February 27, 2017 the shareholders of the Company approved a reverse stock split in the amount of one (1) share for every one hundred (100) shares issued and outstanding. The reverse stock split was approved and filed with the Secretary of State for Nevada, with an effective date of March 14, 2017. The reverse stock split is reflected in our financial statements as if it has been in existence the entire time.

The Company upon inception issued 30,000 (3,000,000 pre-reverse stock split) shares of its common stock to its incorporator (our former chief executive officer and president), for organizational services. These services were valued at $3,000. Following its formation, the Company issued 10,000 (1,000,000 pre-reverse stock split) shares of common stock to its incorporator, as consideration for the purchase of a comprehensive business plan along with detailed product formula and commercially available micro-needle devices to be used with that product formula. Our incorporator, incurred approximately $1,000 in costs and or payments to develop and refine the tattoo removal process utilizing the product formula and micro-needle devices. The acquisition of the business plan, devices and product formula was valued at $1,000.

The Company on June 24, 2015 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 40,000 (4,000,000 pre-reverse stock split) shares of its common stock to 26 investors. The investors paid $1.00 ($0.01 pre-reverse stock split) per share for a total investment of $40,000.

The Change in Control (see Note 1 – Organization) and our founder, a former officer and director settling certain outstanding debts of the Company and the resulting forgiveness of that debt; the Company recognized a one-time increase to its additional paid in capital of $4,500. This occurred on or about October 13, 2016.

At November 30, 2017, there were 80,003 (8,000,000 pre-reverse stock split) shares of common stock issued and outstanding. During the 4th quarter of fiscal 2017, Depository Trust Company (“DTC”) (along with Cede & Co. an organization founded in 1996 that was formed for the purpose of efficiently processing transfers of stock certificates on behalf of DTC), informed the Company’s transfer agent that an additional three (3) shares of the Company’s common stock was to be issued due to rounding up from the reverse stock split corporate action that occurred in early 2017. The three (3) additional shares were issued as of September 30, 2017. No additional value was received by the Company for these three (3) additional shares. There are no shares of preferred stock issued or outstanding.

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

For the twelve months ending November 30, 2017 the Company received $29,103 in loan proceeds from Mr. James Oliver an officer and director of the Company. The related party loan with Mr. Oliver was entered into in order to pay for certain working capital expenses. This loan is unsecured and carried no interest rate or repayment terms at this time.

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

For the twelve months ended November 30, 2017 the Company received $20,000 in loan proceeds from a nonrelated party. We secured an interest free loan from the nonrelated party in order to fund working capital expenditures. This nonrelated party loan was unsecured and carried no interest rate or repayment term.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred that were related to our direct public offering efforts. Deferred offering costs were offset against the net proceeds received from the offering. As of June 24, 2015, deferred offering costs of $23,577 were credited against additional paid in capital. Accounts payable include deferred offering costs of $2,500 owed to our legal counsel as of November 30, 2015. As of November 30, 2017 we owed zero costs associated with our offering.

NOTE 8 – DEBT FORGIVENESS

In connection with the Change in Control transaction (see Note 1 – Organization) our founder negotiated and guaranteed the forgiveness of certain debts of the Company through the sale of his shares. The Company recognized debt forgiveness of $165,610. This transaction occurred on or about October 13, 2016.

The Company during the year ended November 30, 2016 recognized a reduction in accounts payable from vendors of $90,200 and debt forgiveness from unrelated parties of $75,410. No consideration was paid for the debt forgiveness received by the Company.

NOTE 9 – INCOME TAXES

As of November 30, 2017, the Company had net operating loss carry forward of $87,762. This amount may be available to reduce future years’ taxable income. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes. As at November 30, 2017 and 2016, the Company had no uncertain tax positions.

	For the year ended November 30, 2017	For the year ended November 30, 2016

Net income (loss) before taxes	$(57,286)	$45,632
Statutory rate	35%	35%
Computed expected tax recovery	$20,050	$(15,971)
Change in valuation allowance	(20,050)	15,971
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as at November 30, 2017 and 2016 after applying enacted corporate income tax rates are as follows:

	As of November 30, 2017	As of November 30, 2016
Deferred tax asset:
Net operating tax carry-forward	$30,716	$26,637
Other	-	-
Gross deferred tax asset	30,716	26,637
Valuation allowance	(30,716)	(26,637)

Net deferred tax asset	$-	$-

Realization of deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward is expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Reconciliation between statutory rate and the effective tax rate for both periods and as of November 30, 2017 and 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of November 30, 2017 through the date these financial statements were issued. The Company determined there were no reportable subsequent events.

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

As of November 30, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of the Company as of November 30, 2017.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

James Oliver	President, Secretary, principal executive officer, principal, financial officer, principal accounting officer, and member of the Board of Directors	36	October 13, 2016
Benjamin Teare	Chief Operating Officer	29	October 13, 2016

___________

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

Director Nominations

As of November 30, 2017, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal years ended November 30, 2017 and 2016, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James Oliver	2017	-	-	-	-	-	-	-	-
President, Secretary and Director	2016	-	-	-	-	-	-	-	-

Benjamin Teare	2017	-	-	-	-	-	-	-	-
COO	2016	-	-	-	-	-	-	-	-

There is no formal employment agreement or arrangement with any of our officers or directors at this time.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended November 30, 2017 and November 30, 2016.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended November 30, 2017 and November 30, 2016.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of November 30, 2017.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended November 30, 2017.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of February 20, 2018, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned (1)	Percent of Outstanding Ownership (2)
Directors and Executive Officers
James Oliver c/o Gain Cities Limited(3)	40,000	50.00%

Ryan Dahlstrom 134 Delezenne Road, Elma, WA 98541	6,600	8.25%

Taylor Dahlstrom 134 Delezenne Road, Elma, WA 98541	6,400	8.00%

Marissa MacDonald 1804 South Bank Road, Oakville, WA 98568	6,645	8.31%

John Reed 2689 Morningstar Road, Clearwater, FL 33759	6,700	8.38%

Timothy Remple 1393 Mesa East, Salem, OR 97302	6,850	8.56%

Zac Vandiver 1804 South Bank Road, Oakville, WA 98568	6,800	8.50%

Notes:

____________

(1)

Based on 80,003 (8,000,000 pre-reverse stock split (3 shares per fractional share round-up)) shares of common stock issued and outstanding as of February 20, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.
(3)	The Company may be reached through Mr. Oliver our CEO and President at joliver.gaincity@gmail.com, with a mailing address of 8120 Freedom Lane NE, Suite 201, Lacey, Washington 98502.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. James Oliver is not an independent director because he holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended November 30, 2017 and 2016 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2017 and 2016 were pre-approved, respectively, in accordance with the policy of the Board.

	November 30, 2017	November 30, 2016
Audit fees (1)	$11,500	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$11,500	$10,000

Notes:

__________

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended November 30, 2017 and 2016.

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

GAIN CITIES LIMITED
(Registrant)

Date: February 20, 2018	By:	/s/ James Oliver
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

Signatures	Title(s)	Date

/s/ James Oliver	Director (Principal Executive Officer, Principal Financial	February 20, 2018
James Oliver	Officer and Principal Accounting Officer)

